Form 10KSB
period 2006-12-31
China Marketing Media Holdings, Inc.
filed 2007-04-17
CIK 1353307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2006

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 000-51806

CHINA MARKETING MEDIA HOLDINGS, INC.
(Name of small business issuer in its charter)

TEXAS	76-0641113
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

RMA 901
KunTai International Mansion
No. 12 Chaowai Street
Beijing, 100020, China
-------------------------------------------------------------------------------------------------------
(Address of Principal Executive Offices)

(86) 10-59251090
-------------------------------------------------
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: Common stock, no par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___ No    X

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No    X

The issuer’s revenues for its most recent fiscal year are $8,383,087.

As of April 16, 2007, the aggregate market value of such shares held by non-affiliates of the registrant’s common stock (based upon the average bid and asked price of $0.20 of such shares as reported on the pink sheets) was approximately $955,600. Shares of the registrant’s common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the issuer’s common stock as of April 16, 2007 is 27,586,002.

Documents incorporated by reference: NONE.

INTRODUCTORY NOTE

Except as otherwise indicated by the context, references to "we," "us," "our," or "the Company" are to China Marketing Media Holdings, Inc., and its subsidiaries. References to "Media Challenge" are references to Media Challenge Holdings Limited, a British Virgin Islands company. Unless the context otherwise requires, all references to (i) "Shenzhen New Media" are to Shenzhen New Media Consulting Co., Ltd.; (ii) "Shenzhen Media" are to Shenzhen Media Investment Co., Ltd.; (iii) "BVI" are to British Virgin Islands; (iv) "PRC" and "China" are to People’s Republic of China; (v) "U.S. dollar," "$" and "US$" are to United States dollars; (vi) "RMB" are to Renminbi, the legal currency of China; (vii) "Securities Act" are to Securities Act of 1933, as amended; and (viii) "Exchange Act" are to the Securities Exchange Act of 1934, as amended.

Effective January 25, 2006, we implemented a 1-for-10 reverse stock split in issued and outstanding shares of our common stock which reduced the number of our issued and outstanding shares from 275,860,000 to 27,586,002 shares. Unless otherwise indicated, all share and per share information contained herein has been adjusted to give effect to such reverse stock split.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, which reflect our views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. Important factors that may cause actual results to differ from those projected include the risk factors specified below. These forward-looking statements are identified by, among other things, the words "anticipates", "believes", "estimates", "expects", "plans", "projects", "targets" and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Our Background

We were originally organized under the laws of the State of Texas on October 29, 1999 under the name of Brazos Strategies, Inc. We changed our name to Infolife, Inc. on July 16, 2003 and finally to China Marketing Media Holdings, Inc. on February 7, 2006. We do not maintain a corporate website, but we utilize the following URL www.cmmo.com.cn for the sale and promotion of the magazines we publish.

When we operated under the name Brazos Strategies, Inc., we were an Internet service provider.

Thereafter, when we changed our name to Infolife, Inc. we continued our business as Internet service provider in Tomball, Texas. This business was later sold back to the original shareholders of Infolife, Inc.

The Reverse Acquisition Transaction

On December 29, 2005, Ibroader Developments Limited or Ibroader, I-Mode Technology, Inc. or I-Mode, Fugu Enterprises, Inc. or Fugu, and four individual purchasers, Liu Man Han, Li Adrian, Woo Chi Wai and Wong Lap Woon acquired approximately 4.3 million shares of our outstanding common stock, or approximately 90% of our then issued and outstanding common stock. Among them, Ibroader acquired 0.95 million shares, I-Mode acquired 0.8 million shares, Fugu acquired 0.5 million shares, Liu Man Han acquired 0.2 million shares, Li Adrian acquired approximately 0.55 million shares, Woo Chi Wai acquired 0.5 million shares and Wong Lap Woon acquired 0.8 million shares. The aggregated cash consideration was $100,000 and each buyer paid its pro rata share of the total consideration. This transaction resulted in a change of control.

Shortly thereafter, on December 31, 2005, we entered into a share exchange agreement with Media Challenge, a BVI corporation, and the shareholders of Media Challenge. Pursuant to the share exchange agreement we acquired 121,000 shares of Media Challenge, constituting all of the issued and outstanding capital stock of Media Challenge, in exchange for convertible promissory notes in the principal amount of $441,600. These convertible promissory notes were convertible into 22,808,000 shares of our common stock, but only after the completion of a 1-for-10 reverse split of our common stock that we became obligated to effect pursuant to the share exchange agreement. Thereafter, on January 25, 2006, we completed a 1-for-10 reverse split of our common stock as contemplated by the share exchange agreement. At that time the convertible note issued to Media Challenge also converted into 22,808,000 shares of our common stock and the former stockholders of Media Challenge, Yingsheng Li, Xiaofeng Ding, and Dongsheng Ren became our controlling stockholders. Collectively, they became the owners of about 82% of our outstanding common stock. Media Challenge thereby became our wholly owned subsidiary and the former stockholders of Media Challenge became our controlling stockholders. Immediately prior to the stock split we had 47,780,000 shares of common stock outstanding and immediately following the stock split and the issuance of our common stock pursuant to the share exchange agreement, there were 27,586,002 shares of common stock outstanding.

Media Challenge entered into the share exchange transaction with us so that it could become a public reporting company whose securities are quoted on the pink sheets. Media Challenge believed that it would derive benefits from becoming a public reporting and trading company such as potentially enhanced ability to raise capital, potentially enhanced reputation from being a public company, potentially enhanced ability to use stock options to attract and retain senior executives and enhanced transparency of our financial and operating information to stockholders and potential investors and strategic partners.

Our Business

We are a holding company and we have no operations other than administrative matters and the ownership of our direct and indirect operating subsidiaries. The following organizational chart illustrates our current organizational structure and our respective ownership interest in our various subsidiaries.

---------------------------------------------------------

(1) Beijing Media Management Consultation Company was incorporated in China in October 2004 to carry on consultation, professional training and provide relevant sale and marketing services to business enterprises in China.

(2) Shenzhen Keungxi Technology Company Ltd. or SKTC was incorporated in China in October 2005. Its business scope includes, among others, sales and development of computer software, computer and communication systems. It also provides information system consulting services. Shenzhen Media holds 48% of the equity of SKTC and three individual shareholders, Wengao Luo, Xi Chen and Bin Li own the remaining 21.5%, 21.5% and 9% of SKTC, respectively.

(3) Sale and Marketing Publishing House or CMO is the owner of the "China Marketing" magazine and "China Business & Trade" magazine. It is currently responsible for providing and editing the contents of these magazines.

Our Magazines and Publishing Rights

Through our indirect Chinese subsidiaries, we are engaged in the business of selling magazines and advertising space in our magazines. All of our operations, assets, personnel, officers and directors are located in China. Currently we publish China Marketing (Xiao Shou Yu Shi Chang) magazine in China. We publish three issues of China Marketing per month, including a sales edition, case edition and channel edition. From June 2003 through December 2006, we published one issue of China Business & Trade magazine per month, which was the training edition.

China Marketing -Sales edition	China Marketing -Case edition

China Marketing -Channel edition	China Business & Trade -Training edition

Our magazines are Chinese publications tailored to the sales and marketing industry. The magazines were originally published by Sale and Marketing Publishing House or CMO under the Light Industrial Ministry of the Henan Provincial Government. On October 22, 2003, the Henan Provincial Government, Shenzhen Niu Si Tai Asset Management Limited Corporation, and CMO incorporated Shenzhen Media under the laws of China. On October 23, 2003, Shenzhen Media entered into a ten year operation and management right agreement with CMO or Operation and Management Right Agreement, pursuant to which from November 1, 2003 to October 31, 2013, Shenzhen Media is obligated to market the magazines, sell the magazines and advertising space, provide strategic planning for the magazines, and train the professional staff of CMO. The agreement was amended on January 8, 2004. Under the terms of the agreement, as amended, Shenzhen Media agreed to pay a lump sum deposit of RMB 10,109,300 (approximately $1,220,930) and bear all of the operating costs relating to the publishing of the magazines in exchange of the right to all revenues generated from selling the magazines and their advertising space.

On November 20, 2004, Shenzhen Media and Shenzhen New Media entered into an entrust agreement or Entrust Agreement, under which Shenzhen Media transferred all of its rights under the Operation and Management Right Agreement to Shenzhen New Media. Shenzhen New Media agreed to pay Shenzhen Media $1.45 million in connection with this transfer of rights. Shenzhen New Media agreed to pay this amount over the 9 year term of the agreement, which is for the full remaining term of the assigned contract. Thereafter, on December 21, 2005, our indirect subsidiary, Shenzhen New Media acquired Shenzhen Media.

We had to enter into the Operation and Management Right Agreement and the Entrust Agreement instead of acquiring CMO outright as a result of restrictions under Chinese law that prohibit foreign persons from engaging in certain publishing activities in China. CMO is an affiliate of the Administration of Press and Publication of Henan Provincial Government and was established under the laws of China. Because of its ownership of the national publishing codes of China Marketing and China Business & Trade, CMO is the owner of these two magazines. It is only through these two above agreements that we have obtained a right to oversee the operation and strategic planning of advertising, publishing, and staff training for the magazines that are published by CMO. Under these agreements, we are also entitled to collect advertising revenues from clients already existing at the time of the agreements, in addition to any new clients that we can solicit and retain. As a result, we derive the economic benefits and incur the economic burdens that we would otherwise have as the owner of CMO or the owner of CMO’s assets while still complying with Chinese law.

The Entrust Agreement and the Operation and Management Right Agreement between Shenzhen New Media and Shenzhen Media and between Shenzhen Media and CMO, respectively, are both protected by the laws of China and these agreements cannot be amended or terminated without the written consent of all parties involved.

Our Employees

We currently have 27 full-time employees and we do not expect any significant changes in the number of our employees during the next 12 months.

The following table illustrates the allocation of these employees among the various job functions conducted at our company.

Department	Number of Employees

Management	5
Accounting Department	4
Issuing Department	4
Commercial Advertisement Department	5
Consultation Advertisement Department	2
Partnership Advertisement Department	4
Data Analysis Department	3
Total	27

We believe that our relationship with our employees is good. The remuneration payable to employees includes basic salaries and allowances.

We have not experienced any significant problems or disruption to our operations due to labor disputes, nor have we experienced any difficulties in recruitment and retention of experienced staff.

Our Chinese subsidiaries have trade unions which protect employees’ rights, aim to assist in the fulfillment of our economic objectives, encourage employee participation in management decisions and assist in mediating disputes between us and union members.

Our employees in China participate in a state pension scheme organized by Chinese municipal and provincial governments. Each month we are required to contribute to the scheme with approximately $47.5 for each of our employees and approximately $59.1 for each of our executive officers and directors. The compensation expenses related to this scheme were approximately $42,292 and $48,753 for the fiscal year 2006 and 2005, respectively.

In addition, we are required by Chinese law to cover employees in China with various types of social insurance. We have purchased social insurances for all of our employees.

Our Products

China Marketing was first published by CMO in April 1994 as a monthly magazine. Thereafter, in September 2001, CMO began publishing two issues of this magazine per month. In May 2004, after the establishment of the operation and management rights agreement, we started to publish three issues of this magazine per month. In June 2003, the fist issue of China Business & Trade was published. In January 2007, we decided to stop publishing China Business & Trade by combining the content of China Business & Trade into the Case edition of China Marketing.

The dimension of both China Marketing and China Business & Trade is 210mm x 285mm. The magazines are published in color. We use double-side offset paper within the magazines and 157g double-side halftone paper for the covers of Sales edition and Channel edition of China Marketing and China Business & Trade and 200g double-side halftone paper for the covers of Case edition of China Marketing. All editions of the magazines are published in Chinese and circulated within the greater China area, which includes mainland China and Hong Kong.

Each issue of China Marketing focuses on specific topics. The first monthly issue of the magazine, the Sales edition, is a blend of overall discussion on sales and marketing for executives who need to keep track of the latest developments in their industries. This issue also introduces creative and successful marketing strategies and analyzes market trends of different industries and new business opportunities. It offers the readers a macro view of the developments and trends in various industries across China. Competitive and sales strategies are proposed to readers who need advice on formulating an appropriate strategy for their products. Practical methodologies are also presented to facilitate the readers in managing their business operations. The second issue of the magazine, the Case edition, features sales and marketing case studies. This edition includes detailed reports by industry experts that explain different sales and marketing techniques and theories underlying the featured case study. These cases focus mainly on business sales and marketing events that have occurred in China. These case studies offer our Chinese readers some insight into particular sales and marketing approaches used by the companies who are the subject of the case study. The third issue, the Channel edition, is tailored to supply chain management executives. This edition provides information on the supply chain management process including, manufacturers, distributors, and logistics management.

China Business & Trade was published to provide readers with a comprehensive view of basic marketing theories and applications through real business examples. The target readers for the magazine were sales and marketing executives working in early stage (emerging) local businesses.

The physical printing, assembling and production of our magazines have been outsourced to independent third party printers. The printers are responsible for typesetting the articles, proof reading, plate-making, paper supplying, binding and packaging. Specifically, the printing works of the publication of Sales edition and Case edition of China Marketing and some copies of China Trade & Business were contracted to Henan Xinhua Printing Factory. The printing works of the publication of Channel edition of China Marketing and some copies of China Trade & Business were contracted to Henan Ruiguang Printing Co., Ltd.

Under these outsourcing agreements, the paper cost accounts for a large proportion of the quoted price. The printing price equals to the quantity of units multiplied by the unit price which is a fixed price under the agreement. This fixed price remains constant during the term of the agreement. Therefore, the printer assumes the risk of increasing paper costs.

We outsource the production of our magazines to independent third party printers because we are not in the printing business. We believe it is commercially beneficial for us to hire the independent printers who have more professional knowledge of printing than we do.

Advertising

In addition to generating revenues through sales of our magazines, we also generate revenues through the sale of advertising that is placed in our magazines.

Based on the market position of each edition of the magazines, our marketing team identifies the sort of potential clients that would be interested in advertising in our magazines and offers them an advertising package within the magazines. Also, our magazines have built up a base of clients that regularly advertise in the magazines.

Our Content

CMO’s editorial department is solely responsible for providing the editorial content of the magazines.

The content of our magazines can be broken down into three categories consisting of topics of interest, case studies and management practice. Topics of interest are identified by CMO’s editors and articles are prepared by CMO editors based upon publicly available information about the particular topic. Case studies on actual sales and marketing events are identified by CMO’s editors, who also provide commentary and analysis on these case studies. Freelance writers are retained to write articles on management practices in the sales and marketing industry. These management practice articles are designed to utilize real life experiences to provide readers with solutions to their sales and marketing problems and general sales and marketing guidance.

Our Distribution Channels

Currently, our distribution network consists of over sixty distribution agencies and 30,000 shops covering over 300 cities throughout China. We plan to develop a more comprehensive distribution network for our magazines that we hope will eventually reach all major cities in China.

There are three main distribution channels for our magazines in China: (1) postal subscription based distribution; (2) direct order distribution; and (3) agency based distribution.

Our first distribution channel, postal subscription based distribution, involves the distribution of our magazines by Chinese post offices. Unlike the United States, subscribers of our magazines and other magazines published in China, can request a subscription directly from the post offices in China who arrange delivery of the magazines to the address requested by the subscriber. Direct order based distribution involves a direct request from a subscriber to us for a single issue or multiple issues of our magazines that do not involve an ongoing subscription. Upon receipt of this request, we deliver the ordered issues to the address requested by the subscriber. Finally, agency based distribution, involves the delivery by us of our magazines to sales agents who then distribute the magazines to retail sales agents who sell the magazines from various locations throughout China.

As of December 31, 2006, the annual circulation of our magazines during the 2006 fiscal year, was 3,705,627 million units, among which, approximately 66% of sales were made through retail agents such as newsstands, airports, subways and bookstores throughout China. These retail agents obtained our magazines from our distribution agents who operate throughout China. The remaining 34% of our sales were through postal subscriptions (32%) and direct orders (2%). As of December 31, 2005, the annual circulation of our magazines was approximately 4.06 million units, among which 70% of sales were made through retail agents such as newsstands, airports, subways and bookstores throughout China. The remaining 30% of our sales were through postal subscriptions (28%) and direct orders (2%).

The following table lists the annual circulation of our magazines during the fiscal year ending December 31, 2006:

Different	China Marketing	China Marketing	China Marketing	China Business &
editions	(Sales edition)	(Case edition)	(Channel edition)	Trade	Total

Distribution
agents	1,080,618	488,357	757,271	101,764	2,428,010

Subscriptions
through post	385,764	386,026	386,249	11,255	1,169,294
offices

Direct
subscriptions	17,211	62,338	15,588	13,186	108,323

Total	1,483,593	936,721	1,159,108	126,205	3,705,627

The following table lists our principal distribution agents and their distribution areas:

Names of Distribution Agents	Distribution Area

Guangzhou Qiankuntai Bookstore	Guangzhou

Huadao Consulting Co., Ltd.	China

Nanjing Cultural Development Co., Ltd.	Nanjing

Shandong Qianyan Culture Dissemination Co., Ltd	Shangdong Province

Zhengzhou Huanghe Culture Group	Henan Province

Changsha Youyou Reading Group	Hunan Province

Hangzhou Tianyi Books Co., Ltd	Hangzhou

We have entered into a distribution agreement with each of these principal distributors. The distribution agreement has a one year term that is automatically renewed for an additional year unless either party provides the other with notice of termination one month prior to the end of the term. Pursuant to the agreement, the distributor has the obligation, at its own expense, to sell and deliver our magazines to retail agents and readers within the distributor’s authorized distribution territory. Our distributors receive sales commissions on the distribution of our magazines ranging from 40 to 45 percent of total proceeds generated by their sales.

Prices of Our Products

The fixed retail price of the Sales edition and the Channel edition of China Marketing is RMB 7.5 per issue (approximately, $0.95) and the fixed retail price of the Case edition of China Marketing is RMB 10 per issue (approximately $1.27). Subscribers who subscribe to our magazines directly pay this same fixed retail price per issue on an issue by issue basis.

The subscription price paid for all editions of China Marketing by those subscribers who subscribe through post offices in China is RMB 7.5 per issue (approximately $0.95). Subscribers who subscribe through post offices in China are charged through an annual payment arrangement where they pay for the annual subscription fees at the beginning of each year based upon the number of issues that will be published during the year.

The fixed retail price, as well as the price paid per issue by subscribers who ordered directly from us or who subscribed through post offices in China for our China Business & Trade magazine was RMB 6.0 per issue (approximately $0.76).

In the past, when we have developed new editions of our magazines or a new magazine title, we have employed a "bundle" pricing approach in order to attempt to increase the overall pool of subscribers or readers. Through this approach, we bundle our newly developed editions or magazines, e.g., the China Business & Trade magazine, with our older more widely read editions, e.g., the Sales edition, at a discounted price to the price that the subscriber would have paid for both editions separately. As a result, the newly developed editions can penetrate into the market more quickly than if they were sold separately. We plan to use this approach in the future if we develop new editions or begin to publish new magazine titles. We define the newly developed editions or magazine as which have been issued not more than two years.

Competition

Both local and overseas publishers issue business related magazines in China. Business Week, Harvard Business Review, Forbes, and Fortune are some of the well-known international business magazine titles that have Chinese versions published in China. These magazines publish translated articles from the English version and develop some local stories with the editorial staff hired by the local publishing houses.

Our local competition consists of three sub-titles, namely New Selling, Successful Selling, and Contemporary Selling. We compete with our competitors based upon the price of our magazines, the quality of the articles and information that we publish, and the design features of our magazines. We believe that prices of our magazines are lower than the prices of our international competitors such as Business Week, Harvard Business Review, Forbes and Fortune and our local competitors, such as New Selling, Successful Selling and Contemporary Selling. We believe that the quality and design features of our magazines are superior to the quality and design features of New Selling, Successful Selling and Contemporary Selling but not as good as our international competitors.

Our Intellectual Property

We believe that our business is dependent in part on our ability to establish and maintain the copyright of the content and titles of our magazines.

Our magazines have been registered with the General Administration of Press & Publication of China and CMO has obtained the national publishing code CN41-1210/F for China Marketing and CN11-3443/F for China Business & Trade. In addition, CMO has obtained international standard codes for both China Marketing and China Business & Trade, which are ISSN1005-3530 and ISSN1005-5800, respectively. These codes, respectively, are printed on the last page of each publication.

We have registered our magazines’ titles "China Marketing" and "China Business & Trade" as trademarks with the Trademark Office of the State Administration for Industry and Commerce of China. We use our trademarks for the sales and marketing of our magazines.

We have registered our www.cmmo.com.cn Internet domain name. The articles and other contents of our magazines are protected by copyright laws of China.

Our Research and Development Initiatives

We do not currently undertake any research and development activities and have not spent any money on research and development activities during our last two fiscal years.

Government Regulation

General

The media and advertising industry in China is governed by the State Council, which is the highest authority in the executive branch of China’s central government, and several ministries and agencies under its authority, including the State Administration for Industry and Commerce, the State Administration of Radio, Film and Television, the General Administration of Press and Publication , the Ministry of Culture and the State Council News Office.

Regulations Regarding Foreign Investment in the Chinese Media Sector

On July 6, 2005, the Chinese government promulgated Certain Opinions on the Introduction of Foreign Investment in Cultural Fields, which provide an overall framework with respect to foreign investments in Chinese media and other cultural sectors. This document specifies the areas in which foreign investments are permitted or prohibited in accordance with China’s commitments regarding its entry into the World Trade Organization or WTO. Under the document, foreign investment in the media sector is permitted in the areas of printing of packaging and decorating materials, redistributing books, newspapers, periodicals, producing of recordable disks, duplication of read only disks, and engaging in works of art and the construction and operation of performance sites, cinema, event brokerage agencies and movie technology. In addition, pursuant to the Administrative Measures on Foreign-Invested Enterprises in Redistribution of Books, Newspapers and Periodicals issued by the General Administration of Press and Publication and the Ministry of Commerce, effective May 2003, foreign investors are permitted to establish wholly foreign owned redistribution companies that redistribute and sell, on the wholesale or retail level, books, newspapers or periodicals that have already been published by a licensed content-oriented company in China.

Censorship of Advertising Content by the Chinese Government

The advertising industry in China is governed by the Advertising Law which came into effect in February 1995. In addition, principal regulations governing advertising services in China include: (1) the Advertising Administrative Regulations, effective December 1987; and (2) the Implementing Rules for the Advertising Administrative Regulations, effective January 2005. Chinese advertising laws and regulations set forth certain content requirements for advertisements in China, which include prohibitions on, among other things, misleading content, superlative wording, socially destabilizing content, or content involving obscenities, the supernatural, violence, discrimination or infringement of the public interest. There are specific restrictions and requirements regarding advertisements that relate to matters such as patented products or processes, pharmaceuticals, medical instruments, agrochemicals, veterinary pharmaceuticals, foodstuff, alcohol, cosmetics and others. In addition, all advertisements relating to pharmaceuticals, medical instruments, agrochemicals and veterinary pharmaceuticals advertised through radio, film, television, newspaper, periodical and other forms of media, together with any other advertisements which are subject to censorship by administrative authorities according to relevant laws and administrative regulations, must be submitted to the relevant administrative authorities for content approval prior to dissemination.

Advertisers, advertising operators and advertising distributors are required by Chinese advertising laws and regulations to ensure that the content of the advertisements they prepare or distribute are true and in full compliance with applicable laws. In providing advertising services, advertising operators and advertising distributors must review the prescribed supporting documents in connection with any advertisements and verify that the content of such advertisements comply with applicable Chinese laws and regulations. In addition, prior to distributing advertisements for certain commodities that are subject to government censorship and approval, advertising distributors are required to ensure that governmental review has been performed and approval obtained. Violation of these regulations may result in penalties, including fines, confiscation of advertising income, orders to cease dissemination of advertisements and orders to publish an advertisement correcting the misleading information. In circumstances involving serious violations, the relevant administrative authorities may order violators to cease their advertising business operations. Furthermore, advertisers, advertising operators or advertising distributors may be subject to civil liability if they infringe on the legal rights and interests of third parties in the course of their advertising business. At the present time, we are not subject to any of the penalties mentioned above.

Risk Factors

RISKS RELATING TO OUR BUSINESS

A large portion of our revenues comes from advertising. In a down economy, advertising budgets are usually the first budgets to be cut. Therefore, if there is a general downturn in the economy, we may suffer more severe effects than other businesses.

A substantial portion of our revenues is derived from the sale of advertising space. If there is a future general economic downturn or a recession in China, our advertisers may reduce their advertising budgets. Also, even slight downturns in the economy may cause our advertising customers to advertise less or negotiate lower rates with us. Any general decline in the amount of advertising that our clients place with us would result in a decline in our revenues and our net income.

Government regulation of currency conversion and the fluctuation of the RMB may materially and adversely affect our operations and financial results.

We receive substantially all of our revenues in RMB, which currently is not a freely convertible currency. We will have to convert a portion of these revenues into other currencies in order to make payments to those of our service providers and others who do not transact business in RMB. Under the PRC's existing foreign exchange regulations, we will be able to make payments to parties that do not transact business in RMB without prior approval from the State Administration on Foreign Exchange or SAFE by complying with various procedural requirements. The Chinese Government, however, may, at its discretion, restrict access in the future to foreign currencies for current account transactions. If this were to occur, we may not be able to pay service providers or others whom we work with that transact business in currencies other than the RMB. The value of the RMB against the US dollar and other currencies fluctuates and is affected by, among other things, changes in China’s political and economic conditions. Since 1994, the conversion of RMB into foreign currencies, including US dollars, has been based on rates set by the People’s Bank of China or PBOC, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. Any devaluation of the RMB, however, may materially and adversely affect the value of our assets and our financial results, since we will receive substantially all of our revenues, and express our profits, in RMB.

Our holding company structure may limit the payment of dividends to our stockholders.

We have no direct business operations, other than our ownership of our subsidiaries and their contractual relationship with CMO and the business incident to such contractual relationship. While we have no current intention of paying dividends, should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investments. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions as discussed below. If future dividends are paid in RMB, fluctuations in the exchange rate for the conversion of RMB into U.S. dollars may reduce the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars.

Chinese regulations currently permit the payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations. Our subsidiaries in China are also required to set aside a portion of their after tax profits according to Chinese accounting standards and regulations to fund certain reserve funds. Currently, our subsidiaries in China are the only sources of revenues or investment holdings for the payment of dividends. If they do not accumulate sufficient profits under Chinese accounting standards and regulations to first fund certain reserve funds as required by Chinese accounting standards, we will be unable to pay any dividends.

We face strong competition from both local and foreign competitors and increased competition could negatively affect our financial results.

Our magazines compete with a number of other magazine publishers. Both local and overseas publishers issue business related magazines in China, some of which may have substantially greater financial resources than us that may enhance their ability to compete in the publication of sales and marketing periodicals. In addition, we face broad competition for audiences and advertising revenue from other media companies that produce magazines, newspapers and online content. Overall competitive factors include product positioning, editorial quality, circulation, price and customer service. Competition for advertising dollars is primarily based on advertising rates, the nature and scope of readership, reader response to advertisers’ products and services and the effectiveness of the sales team. Increased competition could force us to lower our prices or offer services at a higher cost to us, which could reduce our operating income.

Fluctuations in the cost of paper, which can result in increases in the price we pay to third parties to print our magazines, can have a significant effect on our operating results.

The physical printing, assembling and production of the magazines are outsourced to independent third party printers pursuant to outsourcing agreements that we have entered into with these printers. Under these outsourcing agreements, the paper cost accounts for a large proportion of the quoted price. The printing price is equal to the quantity of units multiplied by the unit price, which is a fixed price under the agreement. This fixed price remains constant during the term of the agreement. Therefore, the printer assumes the risk of increasing paper costs during the term of the agreement. However, these agreements generally have a term of one year and, therefore, increases in paper costs could result in increased outsourcing costs for us from year to year. Unexpected or significant increases in paper prices may have an adverse effect on our future results of operations. We may not be able to recoup paper cost increases by passing them through to our advertisers and readers and, accordingly, such cost increases could have a material adverse effect on our results of operations.

Our success is dependent on our ability to modify our magazines and develop new media products to address current trends in our industry. The development of new products is costly and time consuming with no guaranty that the new product will generate our intended results.

Our success depends, in large part, on our ability to monitor the sales and marketing community in China and market trends, and to adapt our magazines and any new media products that we develop to the evolving information needs of existing and emerging target audiences. Our future success will depend in part on our ability to continue offering new publications and services that successfully gain market acceptance by addressing the needs of specific audience groups within our target markets. The process of internally researching and developing, launching, gaining acceptance and establishing profitability for a new publication or service, is inherently risky and costly with no guarantee of success. New publications typically require several years and significant investment to achieve profitability. We cannot guaranty that our efforts to introduce new, or assimilate acquired, publications or services will be successful or profitable. Costs related to the development of new publications are expensed as incurred and, accordingly, our profitability from year to year may be adversely affected by the number and timing of new product launches.

We are currently completely dependent on an operation and management right agreement between us and CMO and our failure to extend this agreement may have a material negative effect on our results of operations, financial condition and cash flow.

We obtained our rights to market the magazines, sell the magazines and advertising space, pursuant to an operation and management right agreement that runs through October 31, 2013. Therefore, our relationships with CMO is critically important to us. Our failure to extend the contractual relationship with CMO on commercially reasonable terms may make it difficult for us to continue to operate our business unless and until we find a comparable replacement publishing house. It would be very difficult for us to find a comparable replacement publishing house and we are not at all certain that we would be able to do so.

We depend heavily on key personnel, and turnover of key employees and senior management could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions of our key editorial staff and senior management personnel, including our Chief Executive Officer, Yingsheng Li, who has over ten years of experience in the publication business. They also depend in significant part upon our ability to attract and retain additional qualified management, editorial staff, marketing and sales and support personnel for our operations. If we lose a key employee or if a key employee fails to perform in his or her current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key employees in managing the publication, marketing and sales aspects of our business, any part of which could be harmed by further turnover.

Since we publish our magazines in China, we are subject to the Chinese Advertising Law, which imposes upon us restrictions regarding the content of our publication and our ability, as a foreign corporation, to own media assets in China.

The advertising industry in China is governed by the Advertising Law which came into effect in February 1995. Advertisers, advertising operators and distributors, including entities such as ourselves, which engage in advertising activities are required to comply with applicable procedures and provisions under the Advertising Law. If our operations are determined to be in breach of the Advertising Law, penalties may be imposed which include fines, confiscation of advertising fees, orders to cease dissemination of the relevant advertisement and orders to publish an advertisement with corrective information.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 or SOX 404, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K or 10-KSB. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls. We are not subject to these requirements for the fiscal year ending December 31, 2006, accordingly we have not evaluated our internal control systems in order to allow our management to report on, and our independent auditors to attest to, our internal controls as required by these requirements of SOX 404. Under current law, we will be subject to these requirements beginning with our annual report for the fiscal year ending December 31, 2007, although the auditor attestation will not be required until our annual report for the fiscal year ended on December 31, 2008. We can provide no assurance that we will comply with all of the requirements imposed thereby. There can be no positive assurance that we will receive a positive attestation from our independent auditors. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

RISKS RELATED TO DOING BUSINESS IN CHINA

Changes in China’s political or economic situation could harm us and our operational results.

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some of the things that could have this effect are:

  Level of government involvement in the economy;

  Control of foreign exchange;

  Methods of allocating resources;

  Balance of payments position;

  International trade restrictions; and

  International conflict.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy were similar to those of the OECD member countries.

Our business is largely subject to the uncertain legal environment in China and your legal protection could be limited.

The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally used. The overall effect of legislation enacted over the past 20 years has been to enhance the protections afforded to foreign invested enterprises in China. However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to foreign investors, such as the right of foreign invested enterprises to hold licenses and permits such as requisite business licenses. In addition, all of our executive officers and our directors are residents of China and not of the U.S., and substantially all the assets of these persons are located outside the U.S. As a result, it could be difficult for investors to effect service of process in the U.S., or to enforce a judgment obtained in the U.S. against us or any of these persons.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities that could have negative effect on our business operations in China.

China only recently has permitted provincial and local economic autonomy and private economic activities. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Any recurrence of severe acute respiratory syndrome, or SARS, or another widespread public health problem, could harm our operations.

A renewed outbreak of SARS or another widespread public health problem in China, where our operations are conducted, could have a negative effect on our operations.

Our operations may be impacted by a number of health-related factors, including the following:

  quarantines or closures of some of our offices which would severely disrupt our operations,

  the sickness or death of our key officers and employees, and a general slowdown in the Chinese economy.

Any of the foregoing events or other unforeseen consequences of public health problems could damage our operations.

Recent Chinese merger and acquisition regulations may limit our ability as to acquire assets and equity interests of Chinese companies, which could hinder our ability to expand in China and adversely affect our long-term profitability.

On August 8, 2006, the Ministry of Commerce, together with several other government agencies, promulgated a set of regulations entitled "Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, " which became effective on September 8, 2006, covering all acquisitions of assets and equity interests of Chinese companies by foreign investors, including overseas companies under the de facto control of Chinese persons or entities. Depending on the structure of the transaction, these regulations will require the target Chinese companies to make a series of applications to the aforementioned agencies, some of which must be made within strict time limits and depend on approvals from one or the other of the aforementioned agencies. If obtained, approvals will have expiration dates by which a transaction must be completed. It is expected that compliance with the regulations will be more time consuming than in the past, will be more costly and will permit the government much more extensive scrutiny and control over the terms of the transaction. Therefore acquisitions in China may not be able to be completed because the terms of the transaction may not satisfy aspects of the approval process and may not be completed, even if approved, if they are not consummated within the time permitted by the approvals granted. This may restrict our ability to implement our acquisition strategy and adversely affect our business and prospects.

RISKS RELATED TO THE MARKET FOR OUR STOCK

Our common stock is quoted on the Pink Sheets which may have an unfavorable impact on our stock price and liquidity.

Our common stock is currently quoted on the Pink Sheets and we plan to take action to have our common stock quoted on the OTC Bulletin Board. The Pink Sheets and the OTC Bulletin Board are significantly more limited markets than the New York Stock Exchange or Nasdaq system. The quotation of our shares on the Pink Sheets or the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

We are subject to penny stock regulations and restrictions, which may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

The Securities and Exchange Commission, or SEC has adopted regulations which generally define so-called "penny stocks" to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of April 16, 2007, the closing bid and asked prices for our common stock were $0.20 per share and therefore, it is designated a "penny stock." As a "penny stock", our common stock may become subject to Rule 15g-9 under the Securities Exchange Act of 1934, as amended, or the "Penny Stock Rule". This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Certain of our stockholders hold a significant percentage of our outstanding voting securities and accordingly may make decisions regarding our daily operations, significant corporate transactions and other matters that other stockholders may believe are not in their best interests .

Our three major stockholders, Yingsheng Li, Xiaofeng Ding, and Dongsheng Ren, own in excess of 80% of our outstanding voting securities. They own 36.10%, 24.45% and 22.13% of our outstanding common stock, respectively. As a result, they possess significant influence, giving them the ability, among other things, to elect a majority of our Board of Directors and to authorize or prevent proposed significant corporate transactions. Their ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer. Other stockholders may believe that these future decisions made by these three major stockholders are not in their best interests.

We were late on our obligation to file reports as required by Section 13(a) of the Exchange Act and, as a result, we may be subject to an administrative proceeding to revoke our registration under the Exchange Act and the trading of our stock could be suspended.

On January 4, 2007, we received a letter from the Division of Corporation Finance of the SEC in connection with our failure to comply with our reporting requirements under Section 13(a) of the Exchange Act. Specifically, as of the date of the SEC’s letter, we failed to file our quarterly reports on Form 10-QSB for the interim periods that preceded our fiscal year ended December 31, 2006. We are required to file all these periodic reports not previously filed or we may face an SEC administrative proceeding to revoke our registration and the trading of our stock could be suspended. Our counsel has contacted the SEC in connection with this matter and has communicated progress we have made to date in bringing our filings current. To date, the SEC has not scheduled such an administrative proceeding. We are currently working on the late reports. Our counsel is keeping the SEC abreast of our efforts on a continuing basis. However, there is no guarantee that we will be able to complete our back filings in a manner and within a period of time acceptable to the SEC. There is no guarantee that we will be able to maintain an uninterrupted public market for our securities. Furthermore, since our management team does not have a lot of experience with the SEC reporting requirements, we may experience problems and delays in filing our reports in the future.

ITEM 2. DESCRIPTION OF PROPERTY.

All land in China is owned by the State or collectives. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes. In the case of land used for industrial purposes, the land use rights are granted for a period of 50 years. This period may be renewed at the expiration of the initial and any subsequent terms according to the relevant Chinese laws. Granted land use rights are transferable and may be used as security for borrowings and other obligations.

Our main executive office is located at RMA 901, KunTai International Mansion, No. 12 Chaowai Street, Beijing, 100020, China. We have land use rights relating to the land and physical office space within the building where our offices are located. These land use rights initially expire in 2056. This location has a total of 630 square feet of working space including 150 square feet open working area, two large conference rooms, six small meeting rooms and eight offices.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal year 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the pink sheets under the symbol CMKM. The CUSIP number is 169411105. Prior to February 10, 2006, our stock symbol was IFLF. Trading in our common stock has been limited and sporadic.

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. These prices are adjusted to reflect the 1-for-10 reverse split of our issued and outstanding common stock that occurred on January 25, 2006.

		Closing Prices (1)
	High		Low
Year Ended December 31, 2006
1st Quarter (2)	$4.00		$0.45
2nd Quarter	$2.25		$0.10
3rd Quarter	$3.50		$1.09
4th Quarter	$2.05		$0.25

Year Ended December 31, 2005
1st Quarter	N/A		N/A
2nd Quarter	N/A		N/A
3rd Quarter	N/A		N/A
4th Quarter	N/A		N/A

________________________
(1) The above tables set forth the range of high and low closing prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.
(2) Market prices were only available from February 13, 2006.

Approximate Number of Holders of Our Common Stock

As of April 16, 2007, there were approximately 24 stockholders of record of our common stock.

Dividends

China Marketing Media Holdings, Inc. has never declared or paid cash dividends. Any future decisions regarding dividends will be made by the board of directors of the company. The company currently intends to retain and use any future earnings for the development and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Recent Sales of Unregistered Securities

On February 10, 2006, we issued 22,808,000 shares of common stock to the former shareholders of Media Challenge upon conversion of the convertible promissory notes that were originally issued to those former shareholders in connection with the reverse acquisition transaction that closed on December 31, 2005. The issuance of such shares was exempt from registration under the Securities Act, as a private transaction under Section 4(2) of the Securities Act.

Our reliance on the exemption provided by Section 4(2) of the Securities Act was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the stock took place directly between the offeree and us.

Transfer Agent

Our independent stock transfer agent is Standard Transfer & Trust Co., Inc., located in 2980 S. Rainbow Blvd., Suite 220H, Las Vegas, NV 89146. Their phone number is (702) 212-3493.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

General

We generate revenues through sales of our magazines and through sales of advertising space in our magazines. During the fiscal year ended December 31, 2005, we generated $1,633,092 in revenues from the sale of our magazines and $5,033,019 in revenues from the sale of advertising space in these magazines. During the fiscal year ended December 31, 2006, we generated $1,450,494 in revenues from the sale of our magazines and $6,932,593 in revenues from the sale of advertising space in these magazines.

Although Media Challenge became our wholly-owned subsidiary following the reverse acquisition transaction, because this transaction resulted in a change of control, the transaction was recorded as a "reverse merger" whereby Media Challenge was considered to be the accounting acquirer of Infolife (our previous name).

The following analysis discusses changes in the financial condition and results of operations as of and for years ended on December 31, 2006 and 2005, and should be read in conjunction with our audited consolidated financial statements and the notes thereto include elsewhere in this report.

Industry Wide Factors that are Relevant to Our Business

We believe that the media and advertising industry in China is one of the fastest growing in the world and presents numerous opportunities for consolidation and growth. According to the press release issued by ZenithOptimedia on ZenithOptimedia’s April 2006 Advertising Expenditure Forecasts, advertising spending in China is expected to increase by $6.44 billion from 2005 to 2008 with a growth rate of 66% over the three-year forecast period. In 2008, China would become the 5th largest advertisement market in the world while it was the 7th largest advertisement market in the world in 2005. In addition, we believe China’s hosting of the Olympic Games in Beijing in 2008 and the International World Exposition in Shanghai in 2010 will benefit its advertising industry. In light of China’s growing number of consumers with rising income and increasing consumer spending, we believe that the media and advertising industry in China represents an attractive area where we could generate more revenues in the future.

Recent Development

On October 10, 2006, our wholly owned subsidiary Shenzhen New Media entered into an equity transfer agreement or Equity Transfer Agreement with Yutong Zhu, the sole owner of Shenzhen Caina Brand Consultant Company or Shenzhen Caina, pursuant to which Shenzhen New Media agreed to purchase 100% ownership of Shenzhen Caina from Mr. Zhu. Incorporated in the PRC, Shenzhen Caina engages in the business of advertisement design, brand, sales and marketing consulting and other related services.

Under the Equity Transfer Agreement, Shenzhen New Media had the obligation to pay RMB 8 million (approximately $1.03 million) to Mr. Zhu within 30 business days following the date of execution of this agreement. Shenzhen New Media paid RMB 8 million to Mr. Zhu on November 24, 2006. The acquisition of Shenzhen Caina was completed in March 2007.

Results of Operations

Fiscal Year Ended December 31, 2006 Compared with Fiscal Year Ended December 31, 2005

The following table summarizes the results of our operations during the fiscal years ended December 31, 2006 and 2005. It provides information regarding the dollar and percentage increase or (decrease) from the 2005 fiscal period to the 2006 fiscal period:

	Year Ended December 31,

Item	2006	2005	Increase	% Increase
			(Decrease)	(% Decrease)
Revenue	8,383,087	6,666,111	1,716,976	26%
Cost of Sales	3,057,859	2,462,412	595,447	24%
Gross Profit	5,325,228	4,203,699	1,121,529	27%
Operating Expenses	1,674,167	769,928	904,174	117%
Other Income	42,093	(32,712)	74,805	229%
(expense)
Provision for Taxes	0	634,498	(634,498)	(100)%
Net income	3,693,154	2,766,561	926,593	33%

Revenue

Our revenues in fiscal year 2006 amounted to $8,383,087, which is $1.72 million or approximately 26% more than that of fiscal year 2005, when we had revenues of $6,666,111.  Revenues attributable to sales of our magazines decreased by $182,598 during the fiscal year 2006 as compared to the fiscal year 2005 while advertising revenues for the fiscal year 2006 increased by $1,899,574 as compared to the fiscal year 2005.  The overall increase in our revenues is attributable to the increased advertising revenues.  Sales of our magazines decreased during the fiscal year 2006 because of the rapid development of online newspaper and magazines that reduced readership generally; however, the circulation volume of our magazines has been maintained at levels that are consistent with our historical experience.  As a result, instead of being adversely affected by the decreasing of the circulation volume of our magazines, advertising revenues generated in the 2006 fiscal year increased during such period.  Compared with the fiscal year 2005, we sold more commercial advertising space in 2006.  During the fiscal year 2006, in addition to four regular issues of our magazines that we publish each month, we published four special issues for the Chinese Manufacturer Agents Conference, the Huhehaote Drug Commodities Fair, the Shenzhen Pharmaceutical Trade Conference and the Beijing Commercial Fair, respectively.  These four supplemental issues generated advertising revenues of $1,441,474 in aggregate for us.

Components of Revenues

The following table shows the different components comprising our total revenues during each of the past two fiscal years.

Revenue Category	2006	2005

Magazine Sales	$1,450,494	$1,633,092

Advertising Sales	$6,932,593	$5,033,019

Total	$8,383,087	$6,666,111

Cost of Sales

Our cost of sales in fiscal years 2006 and 2005 was $3,057,859 and $2,462,412, respectively, which accounts for approximately 36.5% and 36.9%, respectively, as a percentage of total revenues.  The dollar amount of the cost of sales increased with the growth of annual sales, which was mainly attributable to the increase of our advertising costs.  In 2006, our advertising costs increased by $512,429, which mainly composed of commissions paid to the advertising employee. Cost of sales as a percentage of annual revenues declined by about 0.4% in 2006 as compared with 2005, which is attributable to the decrease in the cost of printing per copy and the decreased total amount of circulation of our magazines in year 2006.  The decrease in the cost of printing per copy is mainly attributable to the decreased number of pages included in each issue of our magazines in 2006.  Since February 2006, we have reduced the number of pages per issue of our Sales edition and Channel edition of China Marketing from 96 pages to 88 pages.  Since February 2006, we have also reduced the number of pages of our Case edition of China Marketing from 96 pages to 80 pages.

Expenses

Our expenses consist of payroll and other general and administrative expense. Payroll expense was $271,964 in the 2006 fiscal year compared to $178,616 in the 2005 fiscal year. The difference of $93,348 in payroll expense is mainly a result of higher salaries paid to employees who sell advertising.

Our other general and administrative expenses were $679,173 (9% of total sales) and $574,003 (8.6% of total sales) in fiscal years 2006 and 2005, respectively. The increase of other general and administrative expenses are mainly due to increased rent of our current offices, increased postage expenses and leasing expenses of our new offices.

Income taxes

We did not incur income taxes in 2006 because we received an income tax refund of $110,298 at the end of the 2006 fiscal year. This is a decrease of 100% from the taxes we incurred in 2005, which amounted to $634,498.

Net income (profit after taxes)

We earned net income of approximately $3.69 million in fiscal year 2006. This is an increase of $0.93 million or approximately 33% from fiscal year 2005 net income of $2.77 million. The increase in our 2006 net income was  mainly due to the increase of our advertising sales and the decrease in income tax expense.

Liquidity and Capital Resources

As of December 31, 2006, we had a cash balance of $5,127,840 and net current assets of $4,729,604. As of such date, we had a loan borrowed from CMO in an amount of $1,573,822. Due to the nature of our business, we do not require substantial amounts of plant and equipment. As a result, we have no plans to acquire or to sell any substantial amount of assets in the next 12 months.

We believe that our current cash on hand and continuing revenue from operations is sufficient to maintain operations at their current levels for at least the next twelve months. However, in order to expand operations, management believes it will be necessary for us to raise additional capital either through sale of equity securities or through debt financing. Full implementation of the current expansion plans, which includes the potential acquisition of other magazines and/or advertising businesses will require approximately $10 million in additional capital.

Off-Balance Sheet Arrangements

During the fiscal year ended December 31, 2006, we did not enter into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Inflation

Our results of operations have not been affected by inflation and management does not expect that inflation risk would cause material impact on its operations in the future.

Seasonality

Our results of operations are not materially affected by seasonality and we do not expect seasonality to cause any material impact on our operations in the future.

Currency Fluctuations

Our operating subsidiaries are located in China. All expenses of the subsidiary and revenue received from customers are incurred in China denominated in RMB as the functional currency. Based on Chinese government regulation, all foreign currencies under the category of current accounts are allowed to be freely exchanged with hard currencies. During the past years of operation through July of 2005, there were no significant changes in exchange rates. On July 21, 2005, the Chinese government changed its foreign currency exchange policy from a fixed RMB/USD exchange rate into a flexible rate under the control of the Chinese government. From August 2005 through December 2006, the value of RMB against US dollars appreciated by 2%, from RMB8.1/$1 to RMB7.97/$1.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents. For purposes of the statements of cash flows, cash and cash equivalents includes cash on hand and demand deposits held by banks. Deposits held in financial institutions in China are not insured by any government entity or agency.

Trade Accounts Receivable. Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount becomes questionable.

Revenue Recognition. Revenues are recognized when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred according to the sale terms, (3) the seller's price to the buyer is fixed or determinable; and (4) collectible is reasonably assured.

Magazines. During the fiscal year ended December 31, 2006, the Company published two magazines - China Marketing and China Business & Trade in China. The Company published three issues of China Marketing per month, including a sales edition, case edition and channel edition. The Company published one issue of China Business & Trade per month, which was the training edition.

The Company recognizes revenue for the advertising sales when the customer’s advertisement has been published. In addition, the Company recognizes revenue from the publishing of above magazines when the risks and rewards of ownership of the goods have transferred to the customer, which is usually on delivery or when title passes.

Subscription fees collected are classified with other payables on the balance sheet until the criteria for revenue recognition are completed.

Cost of Goods Sold. Cost of goods sold includes printing, labor costs and amortization incurred by the Company in the production of its magazines. The Company records the estimated cost of returned magazines at the date the Company delivered the magazines to its vendors. The sales are based on three main distribution channels throughout China: (1) postal subscription base distribution; (2) direct order distribution; and (3) agency base distribution.

First, postal subscription channel involves the distribution of our magazines by Chinese postal offices. Magazine subscribers can request their subscriptions delivered from the postal offices in China. Returns are not allowed for magazines sold through postal subscription.

Second, order distribution involves request made by a subscriber to us for a single or multiple issues of magazines that do not involve an ongoing subscription. Upon receipt of order request and payment, we deliver the ordered issues to the address requested by the subscriber. Returns are not permitted for magazines sold through direct request subscription.

Third, agency distribution involves delivery of our magazines to sales agents who then distribute the magazines to retail agents at various locations throughout China. During 2006 we granted sales agents a two-month return privilege. Average return rate for the year ended December 31, 2006 was 17%.

In accordance with the provisions of SFAS 48, "Criteria for Recognizing Revenue When Right of Return Exists," if an enterprise sells its product but gives the buyer the right to return the product, revenue from the sales transaction shall be recognized at time of sale only if all of the following conditions are met:

a. The seller's price to the buyer is substantially fixed or determinable at the date of sale.

b. The buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product.

c. The buyer's obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product.

d. The buyer acquiring the product for resale has economic substance apart from that provided by the seller.

e. The seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer.

f. The amount of future returns can be reasonably estimated.

We recognize magazine sales revenue in accordance with the provisions of SFAS 48: first, our price to the sale agent is fixed; second, the sale agent has to pay us fully upon order request and the payment is not contingent on resale of the magazines; third, we are not responsible in the event of theft or physical destruction or damage of the product after delivery; fourth, our sale agents include bookstores, reading group, and culture group, etc.; fifth, we have no obligations to resell the magazines distributed to sale agents; finally, the amount of returns can be reasonably estimated.

Foreign Currency and Comprehensive Income. The financial statements are presented in US dollars. The functional currency is the RMB of the PRC. The financial statements are translated into US dollars from RMB using exchange rates at the end of the period for assets and liabilities and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

On July 21, 2005, the PRC changed its foreign currency exchange policy from a fixed RMB/USD exchange rate into a flexible rate under the control of the PRC’s government. We use the Closing Rate Method in currency translation of the financial statements of the Company.

RMB is not freely convertible into the currency of other nations. All such exchange transactions must take place through authorized institutions. There is no guarantee the RMB amounts could have been, or could be, converted into US dollars at rates used in translation.

Restrictions on Transfer of Assets Out of the PRC. Dividend payments by Shenzhen New Media and its subsidiary are limited by certain statutory regulations in China. No dividends may be paid by Shenzhen New Media without first receiving prior approval from the Foreign Currency Exchange Management Bureau. Dividend payments are restricted to 85% of profits, after tax.

ITEM 7. FINANCIAL STATEMENTS.

Financial statements are being filed with this report and are located immediately following the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 31, 2005, we retained Child, Sullivan & Company as our initial independent auditors. On or about January 1, 2006, Child, Sullivan & Company changed its accounting practice from a corporation to a professional limited liability company named Child, Van Wagoner & Bradshaw, PLLC. As this is viewed as a separate legal entity, we terminated our auditing arrangement with Child, Sullivan & Company as our independent auditor and engaged Child, Van Wagoner & Bradshaw, PLLC, as our independent auditor for our fiscal year ended December 31, 2005. The decision to change our independent auditor was approved by the our board of directors.

None of the reports of Child, Sullivan & Company, on our financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

There were no disagreements between us and Child, Sullivan & Company, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Child, Sullivan & Company, would have caused them to make reference to the subject matter of the disagreement in connection with its report. Further, Child, Sullivan & Company has not advised us that:

1)     internal controls necessary to develop reliable financial statements did not exist; or

2)     information has come to the attention of Child, Sullivan & Company which made it unwilling to rely upon management’s representations, or made it unwilling to be associated with the financial statements prepared by management; or

3)     the scope of the audit should be expanded significantly, or information has come to the attention of Child, Sullivan & Company that they have concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal year ended December 31, 2006.

On or about January 2, 2006 we engaged Child, Van Wagoner & Bradshaw, PLLC as our independent auditor to audit our financial statements as successor to Child, Sullivan & Company. During our two most recent fiscal years or subsequent interim period, we have not consulted with the entity of Child, Van Wagoner & Bradshaw, PLLC regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor did the entity of Child, Van Wagoner & Bradshaw, PLLC provide advice to us, either written or oral, that was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue. Further, during our two most recent fiscal years or subsequent interim period, we have not consulted the entity of Child, Van Wagoner & Bradshaw, PLLC on any matter that was the subject of a disagreement or a reportable event.

ITEM 8A . CONTROLS AND PROCEDURES.

Our management, with the participation of our chief executive officer and chief financial officer, Mr. Yingsheng Li and Ms. Yifang Fu, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Mr. Li and Ms. Fu concluded that as of December 31, 2006, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal year covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers

The following table sets forth the name, age and position of each of our current executive officers and directors:

Name	Age	Position

Yingsheng Li	46	President, Chief Executive Officer and Chairman

Bin Li	42	Executive Director

Xiaofeng Ding	35	Director

Dongsheng Ren	32	Director

Yifang Fu	33	Chief Financial Officer

Yingsheng Li has been our Chief Executive Officer, President and Chairman since December 31, 2005. Mr. Li has been working for our magazines for over 11 years. Mr. Li has more than 10 years of experience in magazine publishing and has worked in a number of different positions such as a reporter, director, and associate editor at CMO. Mr. Li was named one of the top ten publishers by the Henan Provincial Government in 2002. Mr. Li holds a bachelor’s degree in Commerce and a postgraduate degree in Economics from Zhengzhou University.

Xiaofeng Ding has been our director since December 31, 2005. Mr. Ding has been working for the magazines for over 5 years and became the distribution manager of CMO in 2000. Mr. Ding handles negotiations for distribution contracts and assists in maintaining and establishing relationships with advertising agencies. Mr. Ding graduated from He Fei Industry University of China in 1990 with a bachelor’s degree in Material Science and Engineering. He also received a postgraduate degree in national economics at Zhengzhou University in 2002.

Dongsheng Ren has been our director since December 31, 2005. Prior to joining the Company in 2003, Mr. Ren worked at the Bank of Nanfang as an assistant general manger and general manager from 2000 to 2003. Mr. Ren has more than 7 years of experience in asset management and investment banking. He received his bachelor’s degree in electronic engineering and a master’s degree in international economics from Xi’an Jiao Tong University in 1993 and 1996, respectively. He has been a qualified accountant in China since 1999.

Bin Li has been our executive director since December 31, 2005. Before joining the Company in March 2004, Mr. Li worked as the Vice President of Henan Huayuan Corporation, a food service business, from 1996 to 2000. In 2001, Mr. Li was admitted to the School of Management of Xi’an Jiaotong University and received his Ph.D. in Management in 2004.

Yifang Fu has been our Chief Financial Officer since November 26, 2006. Ms. Fu worked as a staff accountant at CA Imports, LLC., an import/export business based in Brimfield, Ohio, from March 2001 to December 2004. Ms. Fu joined Century 21 China Real Estate as a senior accountant in charge of US GAAP reports in April 2005. From November 2005 to October 2006, Ms. Fu was a senior budget/financial analyst of E & W Global Financial Inc., a financial consulting firm, in Beijing, China. Ms. Fu holds a master degree in accounting from Ken State University.

Family Relationships

There are no family relationships among our directors or executive officers.

Involvement in Certain Legal Proceedings

Our executive officers and director are not subject to any legal proceedings in the past five years and that may adversely affect their ability and/or integrity to serve as our directors and executive officers.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC and written representations of our directors and executive officers, we have the following late Section 16(A) filings: (1) a late Form 3 report filed by Ms. Yifang Fu on March 20, 2007 to report appointment as our Chief Executive Officer on November 26, 2006; (2) late Form 3 reports filed by each of Yingsheng Li, Xiaofeng Ding and Dongsheng Ren on April 12, 2007, in each case to report appointment as our executive officer and/or director as well as the beneficial ownership of our common stock as of December 31, 2005; and (3) a late Form 3 report filed by Bin Li on April 12, 2007 to report appointment as our executive director on December 31, 2005.

Code of Ethics

On December 28, 2006, our board of directors adopted a code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, and principal accounting officer. The code of ethics addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code. A copy of the code of ethics has been filed as Exhibit 14 to our registration statement on Form 10-SB/A on January 3, 2007.

Audit Committee and Audit Committee Financial Expert

As of December 31, 2006, we did not have an audit committee or an audit committee financial expert serving on the audit committee because we were not engaged in any significant business activities and had no operations or revenues. Our entire board of directors currently is responsible for the functions that would otherwise be handled by the audit committee. We, however, intend to establish an audit committee of the board of directors. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. Upon the establishment of an audit committee, the board will determine whether any of the directors qualify as an audit committee financial expert.

ITEM 10. EXECUTIVE COMPENSATION.

The following summary compensation table sets forth the aggregate compensation we paid or accrued to Yingsheng Li, our Chief Executive Officer for services rendered in all capacities during the fiscal year ended December 31, 2006. No other executive officers received total compensation in excess of $100,000.

						Non-	Non-	All Other	Total ($)
Name and	Year	Salary ($)	Bonus ($)	Stock	Option	Equity Incentive Plan	qualified	Compen-
Principal				Awards	Awards	Compensation	Deferred	sation
Position				($)	($)	Earnings ($)	Compen-	($)
sation
Earnings ($)
Yingsheng Li, CEO	2006	$15,404 (RMB 120,000)*	-	-	-	-	-	-	$15,404 (RMB 120,000)*

* Calculated on the base that $1= RMB 7.79.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives, during the fiscal year ended December 31, 2006.

Employment Agreements

We do not have any employment agreements with any of our executive officers except for the following executive officers:

We entered into an employment agreement with our Executive Director, Bin Li, on March 1, 2004. This agreement expired on March 1, 2007. On the same date, Mr. Bin Li’s employment agreement was renewed for a one-year term ending March 1, 2008. We expect that this agreement will be automatically renewed for an additional year by the parties upon its expiration. Under the terms of the agreement, as renewed, we are obligated to pay Mr. Li a monthly salary of RMB 8,000 (approximately, $1,000).

We entered into a temporary employment agreement with our Chief Financial Officer, Yifang Fu, on December 15, 2006. This agreement expired on February 28, 2007. On the same date, Ms. Fu’s employment agreement was renewed for a one-year term ending February 28, 2008 and her monthly base salary has been increased to RMB 25,000 (approximately, $3,125). We expect that this agreement will be automatically renewed for an additional year by the parties upon its expiration.

Director Compensation

There have been no fees earned or paid in cash for services to our directors. No stock or stock options or other equity incentives were awarded to our directors during the fiscal year ended December 31, 2006. We do not have non-equity incentive or a deferred compensation plan that our directors may participate in.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our common stock as of April 16, 2007 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of China Marketing Media Holdings, Inc. RMA 901, KunTai International Mansion, No. 12 Chaowai Street, Beijing, 100020, China.

			Number of Shares	Percent
Title of Class	Name and Address	Office, If Any	Beneficially	of
			Owned	Class

President,
Common	Yingsheng Li	Chief
Stock, no par	No.3 Garden, Jing Ba Road, Jin	Executive and	9,958,425	36.10%
value	Shui District, Zhengzhou, China	Chairman

Common	Xiaofeng Ding
Stock, no par	No.1 Garden, Jing Yi Road, Jin	Director	6,746,077	24.45%
value	Shui District, Zhengzhou, China

Common	Dongsheng Ren
Stock, no par	No.97 Pai Fang Street, Jin Niu	Director	6,103,498	22.13%
value	District, Chengdu, China

Bin Li
Common	Zhubang 2000, Ba Li Zhuang,	Executive	0
Stock, no par	Chao Yang District, Beijing,	Director		*
value	China

Common	Yifang Fu
Stock, no par	# 29 Guang Qu Road, Chao Yang	Chief Financial	0	*
value	District, Beijing, China	Officer

Common
Stock, no par	All officers and directors as a		22,808,000	82.68%
value	group (5 persons named above)

* Less than 1%

1Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

2A total of 27,586,002 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of April 16, 2007. For each beneficial owner above, any options or warrants exercisable within 60 days have been included in the denominator.

Changes in Control

There have been no arrangements since the beginning of the 2006 fiscal year which would have resulted in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Except for the transactions described below, no director, executive officer, nominee for elections as a director of the Company, or an owner of five percent of more of the Company’s outstanding shares, or any member of their immediate family, has any interest, direct or indirect, in any transaction or in any proposed transaction, which has materially affected or will materially affect us during the fiscal year ended December 31, 2006.

Our Chief Executive Officer, Yingsheng Li, and other members of our executive team are also executive officers and/or directors of CMO. We are parties to the Operation and Management Right Agreement with CMO. This agreement is material to the operation of our business. Under this agreement, from November 1, 2003 to October 31, 2013, our subsidiary, Shenzhen Media, is obligated to market the magazines, sell the magazines and advertising space, provide strategic planning for the magazines, and train the professional staff of CMO. Under the terms of the contract, Shenzhen Media bears all of the operating costs relating to the publishing of the magazines and is entitled to all revenues generated from selling the magazines and its advertising space.

Prior to becoming a public reporting company, we loaned money to our directors, Yingsheng Li, Xiaofeng Ding and Dongsheng Ren. The loans are unsecured, and non-interest bearing. The loans were paid off by the end of March 2007.

On March 7, 2005, our indirect subsidiary, Shenzhen New Media, entered into an agreement of share transfer with our directors, Yingsheng Li, Xiaofeng Ding and Dongsheng Ren, pursuant to which, on December 21, 2005 Shenzhen New Media acquired 25.86%, 15.17% and 20.78%, respectively, of the equity of Shenzhen Media for a total purchase price of RMB 500,000 (approximately $62,500).

We believe that the terms of our above related party transactions are comparable to terms that would have been achieved in an arms-length negotiation and thus comparable to terms with unaffiliated third parties.

Director Independence

We currently do not have any independent directors, as the term "independent" is defined by the rules of the Nasdaq Stock Market.

ITEM 13. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

2.1

Share Exchange Agreement by and among the Company, Media Challenge Holdings Limited and certain shareholders thereof, dated as of December 31, 2005 [Incorporated by reference to Exhibit 2.1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on February 14, 2006, in file number 0-51806]

2.2

Convertible Promissory Note [Incorporated by reference to Exhibit 2.2 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

3.1

Articles of Incorporation, as amended [Incorporated by reference to Exhibit 3.1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on February 14, 2006, in file number 0-51806]

3.2

Amended and Restated Bylaws [Incorporated by reference to Exhibit 3.2 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.1

Operation and Management Right Agreement, dated October 23, 2006, by and between CMO and Shenzhen Media [Incorporated by reference to Exhibit 10.1 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.2

Amendment to Operation and Management Right Agreement, dated January 8, 2004, by and between CMO and Shenzhen Media [Incorporated by reference to Exhibit 10.2 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.3*	Description of Verbal Amendment to Operation and Management Right Agreement, dated January 8, 2004, by and between Sale and Marketing Publishing House and Shenzhen Media Investment Co., Ltd.

10.4

Entrust Agreement, dated November 20, 2004, by and between Shenzhen New Media and Shenzhen Media [Incorporated by reference to Exhibit 10.3 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.5*	Equity Transfer Agreement, dated October 10, 2006, by and between Zhu Yu Tong and Shenzhen New Media.

10.6*	Outsourcing Agreement, dated December 30, 2006, by and between Henan Xinhua Printing Factory and CMO.

10.7*	Outsourcing Agreement, dated December 30, 2006, by and between Henan Xinhua Printing Factory and CMO.

10.8*	Outsourcing Agreement, dated December 16, 2006, by and between Henan Ruiguang Printing Co., Ltd. and CMO.

10.9

Employment Agreement, dated March 1, 2004, by and between Bin Li and Shenzhen New Media [Incorporated by reference to Exhibit 10.7 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.10

Employment Agreement, dated December 15, 2006, by and between Yifang Fu and China Marketing [Incorporated by reference to Exhibit 10.8 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.11

Agreement of Share Transfer, dated March 7, 2005, by and among Yingsheng Li, Xiaofeng Ding, Dongsheng Ren and Shenzhen New Media [Incorporated by reference to Exhibit 10.9 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.12

Agreement of Share Transfer, dated March 7, 2005, by and between CMO and Shenzhen New Media [Incorporated by reference to Exhibit 10.10 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.13

Distribution Agreement, dated February 8, 2006, by and between Shenzhen New Media and Guangzhou Qiankuntai Bookstore [Incorporated by reference to Exhibit 10.11 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.14

Distribution Agreement, dated April 3, 2006, by and between Shenzhen New Media and Huadao Consulting Co., Ltd. [Incorporated by reference to Exhibit 10.12 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.15

Distribution Agreement, dated February 8, 2006, by and between Shenzhen New Media and Nanjing Cultural Development Co., Ltd. [Incorporated by reference to Exhibit 10.13 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.16

Distribution Agreement, dated February 8, 2006, by and between Shenzhen New Media and Shandong Qianyan Culture Dissemination Co., Ltd. [Incorporated by reference to Exhibit 10.14 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.17

Distribution Agreement, dated February 28, 2006, by and between Shenzhen New Media and Changsha Youyou Reading Group [Incorporated by reference to Exhibit 10.15 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.18

Distribution Agreement, dated February 9, 2006, by and between Shenzhen New Media and Zhengzhou Huanghe Culture Group [Incorporated by reference to Exhibit 10.16 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.19

Distribution Agreement, dated February 8, 2006, by and between Shenzhen New Media and Hangzhou Tianyi Books Co., Ltd. [Incorporated by reference to Exhibit 10.17 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

14

Code of Ethics [Incorporated by reference to Exhibit 14 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

21*	List of Subsidiaries of the Registrant

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1*	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2*	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Auditor’s Fees

As disclosed above in Item 8 "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure," on December 31, 2005, we retained Child, Sullivan & Company as our initial independent auditor. On or about January 1, 2006, we terminated our auditing arrangement with Child, Sullivan & Company as our independent auditor and thereafter engaged Child, Van Wagoner & Bradshaw, PLLC, as our independent auditor for our fiscal years ended December 31, 2005 and December 31, 2006.

During the fiscal years ended December 31, 2005 and December 31, 2006, fees for services provided by our independent auditors were as follows:

	Year Ended December 31,

	2005	2006
Audit Fees	$17,000	$86,500
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	17,000	86,500

"Audit Fees" consisted of fees billed for services rendered for the audit of our annual financial statements, review of financial statements included in our quarterly reports on Form 10-QSB, and other services normally provided in connection with statutory and regulatory filings. "Audit-Related Fees" consisted of fees billed for due diligence procedures in connection with acquisitions and divestitures and consultation regarding financial accounting and reporting matters. "Tax Fees" consisted of fees billed for tax payment planning and tax preparation services. "All Other Fees" consisted of fees billed for services in connection with legal matters and technical accounting research.

Pre-Approval Policies and Procedures

As we do not have an audit committee, the board of directors has established a policy regarding pre-approval of all non-audit services provided to us by our independent auditor. On an ongoing basis, management communicates specific projects and categories of service for which the advance approval of the board of directors is requested. The board of directors reviews these requests and advises management if the board of directors approves the engagement of the independent auditor. During the fiscal year ended December 31, 2006, our board of directors pre-approved the engagement of our independent auditor to assist us with federal and state tax returns.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA MARKETING MEDIA HOLDINGS, INC.

By: /s/ Yingsheng Li
Name: Yingsheng Li
Title: Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

/s/Yingsheng Li	President, Chief Executive Officer and	April 17, 2007
Yingsheng Li	Chairman

/s/Bin Li	Executive Director	April 17, 2007
Bin Li

/s/Xiaofeng Ding	Director	April 17, 2007
Xiaofeng Ding

/s/Dongsheng Ren	Director	April 17, 2007
Dongsheng Ren

/s/Yifang Fu	Chief Financial Officer	April 17, 2007
Yifang Fu

CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

CHINA MARKETING MEDIA HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
China Marketing Media Holdings, Inc.
People’s Republic of China

We have audited the consolidated balance sheets of China Marketing Media Holdings, Inc. (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Marketing Media Holdings, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
April 10, 2007

CHINA MARKETING MEDIA HOLDINGS, INC.
BALANCE SHEETS

	December 31,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,127,840	$1,463,854
Accounts receivable	28,612	353,103
Prepaid expenses	192,574	397,991
Deposit	-	59,480
Settlement receivable	345,025
TOTAL CURRENT ASSETS	5,694,051	2,274,428
OTHER ASSETS
Due from directors	925,944	2,819,292
Deposit - purchase of targets	1,024,590
Loan receivables to major sales agents	604,853	1,018,587
Investment (equity method)	202,751	78,555
Others	42,588	46,727
Fixed assets	1,117,503	160,349
Accumulated depreciation	(53,699)	(8,735)
License agreement	1,294,736	1,252,701
Accumulated amortisation	(410,000)	(271,419)
TOTAL OTHER ASSETS	4,749,266	5,096,057
TOTAL ASSETS	$10,443,317	$7,370,485

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$36,497	$-
Accrued expenses and levies	40,439	44,465
Deferred revenues	93,609	7,113
Other payable	25,955	25,474
Taxes payable	76,028	361,010
Dividend payable	691,919	291,202
TOTAL CURRENT LIABILITIES	964,447	729,264
Long-term debt - related party (affiliate) see note 6	1,573,822	1,642,342
TOTAL LIABILITIES	2,538,269	2,371,606
STOCKHOLDERS' EQUITY
Common stock: no par value; 100,000,000 shares
authorized; 27,586,002 shares issued and outstanding	1,112,546	1,112,546
Retained earnings	6,509,864	3,789,464
Accumulated other comprehensive income	282,638	96,869
TOTAL STOCKHOLDERS' EQUITY	7,905,048	4,998,879
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,443,317	$7,370,485

See accompanying notes to consolidated financial statements

CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year ended December 31,
	2006	2005
Revenues
Sales revenue	$8,383,087	$6,666,111
Cost of goods sold	3,057,859	2,462,412
Gross profit	5,325,228	4,203,699

Expenses
Depreciation	106,338	8,607
Advertising and promotion	36,452	8,672
Payroll expenses	271,964	178,616
Legal and professional fees	580,240	-
Other general and administrative	679,173	574,033
Total expenses	1,674,167	769,928

Income from operations	3,651,061	3,433,771

Other income (expenses)
Interest income	40,165	69,594
Interest expense	-	(56,949)
Investment loss from unconsolidated subsidiary	(41,835)	(5,494)
Other	43,763	(39,863)
Total other income (expenses)	42,093	(32,712)

Net income before taxes	$3,693,154	$3,401,059

Provision for income taxes	-	(634,498)

Net income	$3,693,154	$2,766,561

Foreign currency translation adjustment	185,769	96,869

Comprehensive income	$3,878,923	$2,863,430

Basic and fully diluted earnings per share	$0.13	$0.10
Weighted average number of shares of
common stock outstanding	27,586,002	27,586,002

See accompanying notes to consolidated financial statements

CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				Accumulated Other	Total
	Common	Common	Retained	Comprehensive	Stockholders'
	Shares	Shares	Earnings	Income	Equity

January 1, 2005	27,586,002	$508,681	$1,249,432		$1,758,113

Increase in subsidiary		603,865			603,865
registered capital

Net income			2,766,561		2,766,561

Declaration of dividend			(226,529)		(226,529)

Foreign currency translation				96,869	96,869

Balance	27,586,002	$1,112,546	$3,789,464	$96,869	$4,998,879
December 31, 2005
Net income			3,693,154		3,693,154

Declaration of dividend			(972,754)		(972,754)

Foreign currency translation				185,769	185,769

Balance December 31, 2006	27,586,002	$1,112,546	$6,509,864	$282,638	$7,905,048

See accompanying notes to consolidated financial statements

CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,	December 31,
	2006	2005
Cash flow from operating activities:
Net income	$3,693,154	$2,766,521
Adjustments to reconcile net income to cash provided by operations:
Amortisation and depreciation	233,180	132,042
Loss on disposals of fixed assets	4,132	-
Investment loss (equity method)	41,835	5,494
Change in operating assets and liabilities:
Accounts receivable	324,492	(341,520)
Settlement receivable	(345,025)	-
Deposits	59,480	-
Due from major sales agent	413,734	(524,077)
Prepaid expenses	205,417	(125,967)
Other asset	4,139	(46,727)
Accounts payable	36,497	16,764
Other payable	(3,546)	22,704
Taxes payable	(308,436)	287,819
Deferred revenues	86,496	-
Net cash provided by operations	4,445,549	2,193,053
Cash flow from investing activities:
Note receivable	-	545,467
Receipts from (borrowings to) directors	1,893,348	(2,813,202)
Deposits	-	1,149,817
Deposits to a target company	(1,024,590)	-
Purchase of fixed assets	(957,177)	(184,203)
Capital contributed to unconsolidated entity	(161,625)	(84,049)
Net cash used in investing activities	(250,044)	(1,386,170)
Cash flow from financing activities:
Capital contribution	-	603,865
Repayment of payable to affiliate	(68,520)	(791,648)
Dividend paid	(572,037)	(219,143)
Net cash used in financing activities	(640,557)	(406,926)
Increase in cash and cash equivalents	3,554,948	399,957

Effect on rate changes on cash	109,038	96,909
Cash and cash equivalents, beginning of period	1,463,854	966,988
Cash and cash equivalents, end of period	$5,127,840	$1,463,854
Supplemental disclosures of cash flow information:
Interest paid in cash	$-	$56,949
Income taxes paid in cash	$457,452	$346,679

See accompanying notes to consolidated financial statements

1. Nature of operations

China Marketing Media Holdings, Inc. (fka Infolife, Inc. and Brazos Strategies, Inc.) ("China Marketing") was incorporated under the laws of the State of Texas on October 29, 1999.

On December 31, 2005, China Marketing completed a share exchange (the "Exchange") with the stockholders of Media Challenge Holdings Limited ("Media Challenge") pursuant to the terms of an Agreement for Share Exchange dated December 31, 2005. In the Exchange, China Marketing acquired all of the issued and outstanding stock of Media Challenge in exchange for a convertible promissory note in the amount of $441,600 that was converted into 22,808,000 shares of China Marketing common stock upon the completion of a one for ten reverse stock split. The Exchange resulted in the previous controlling shareholders of Media Challenge becoming the controlling shareholders of China Marketing. Consequently, the Exchange is accounted for as a reverse merger, whereby the accounts of Media Challenge are recapitalized to show the adopted capital structure of China Marketing.

Media Challenge was incorporated on August 12, 2004, under the laws of the Territory of the British Virgin Islands (BVI). Media Challenge is a holding company and has no operations other than operations that it conducts through its direct and indirect subsidiaries. One of Media Challenge’s subsidiaries, Shenzhen New Media Consulting Co., Ltd. ("Shenzhen New Media") was incorporated on November 15, 2004 under the law of People’s Republic of China ("PRC").

According to an agreement, dated March 7, 2005, Shenzhen New Media acquired 100% of Shenzhen Media Investment Co., Ltd. ("Shenzhen Media"), an entity controlled by three common owners of Media Challenge. Shenzhen Media was formed on October 22, 2003, under the laws of PRC. China Marketing completed the acquisition of Shenzhen Media on December 21, 2005, and Shenzhen Media is now a wholly owned subsidiary of Shenzhen New Media. The transaction was accounted for as a transfer of entities under common control. (see note 4)

In October 2004, Shenzhen Media formed a new wholly owned subsidiary in PRC known as Beijing Media Management and Consulting Co., Ltd. ("Beijing Media").

In November 2005, Shenzhen New Media formed a new wholly owned subsidiary in PRC known as Shenzhen New Media Advertising Co., Ltd. ("NMA"). The registered capital of NMA is one million RMB, i.e., $122,100 (exchange rate as 1USD: 8.19 RMB).

The consolidated entity is hereafter referred to as "the Company".

The Company engages in the sale of its magazines and advertising space within its magazines, which are sold throughout China.

2. Basis of Presentation

The consolidated financial statements include the accounts of China Marketing, Media Challenge, Shenzhen New Media, Shenzhen Media, Beijing Media, and NMA. All material inter-company accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). This basis differs from that used in the statutory accounts of Shenzhen New Media, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the financial statements in accordance with US GAAP. These statements have been retroactively restated to show the effects due to the consolidation of Shenzhen Media (see note 4) and reverse merger wherein the Company assumed the capital structure of China Marketing and a 1:10 reverse stock split that was effected on February 10, 2006.

3. Summary of Significant Accounting Policies

Economic and Political Risks

The Company faces a number of risks and challenges as a result of having primary operations and marketing in the PRC. Changing political climates in the PRC could have a significant effect on the Company’s business.

3. Summary of Significant Accounting Policies (continued)

Control by Principal Stockholders

The directors, executive officers and their affiliates or related parties own, beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the common stock of the Company. Accordingly, the directors, executive officers and their affiliates, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of the Company and the dissolution, merger or sale of the Company’s assets.

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents includes cash on hand and demand deposits held by banks. Deposits held in financial institutions in the PRC are not insured by any government entity or agency.

Trade Accounts Receivable

Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount becomes questionable.

Revenue Recognition

Revenues are recognized when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred according to the sale terms; (3) the seller's price to the buyer is fixed or determinable; and (4) collectibles are reasonably assured.

Magazines

During the fiscal year ended December 31, 2006, the Company published two magazines – China Marketing and China Business & Trade in China. The Company published three issues of China Marketing per month, including sales edition, case edition, and channel edition. The Company published one issue of China Business & Trade per month, which is the training edition.

The Company recognizes revenues for the advertising sales ratably over the periods when the customer’s advertisements are published. Total revenue from the advertising sales is $6,932,594 and $5,033,019 for the years ended December 31, 2006 and 2005, respectively.

In addition, the Company recognizes revenue from the publishing of above magazines when the risks and rewards of ownership of the goods have transferred to the customer, which is usually on delivery or when title passes. Total revenue from the publishing business is $1,450,493 and $1,633,092 for the years ended December 31, 2006 and 2005, respectively.

Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the useful lives of the assets. Major renewals and betterments are capitalized and depreciated; maintenance and repairs that do not extend the life of the respective assets are charged to expense as incurred. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in income. Depreciation related to property and equipment used in production is reported in cost of sales. Property and equipment are depreciated over their estimated useful lives.

Depreciation expense for the years ended December 31, 2006 and 2005 was $106,338 and $8,607, respectively. The increase of depreciation expense is mainly due to purchasing of office spaces.

Long-term assets of the Company are reviewed annually to assess whether the carrying value has become impaired according to the guidelines established in Statement of Accounting Standards (SFAS) No. 144,

"Accounting for the Impairment or Disposal of Long-Lived Assets." No impairment of assets was recorded in the periods reported.

Intangible Assets

In accordance with SFAS 142, "Goodwill and Other Intangible Assets", Goodwill amounts are not amortized, but rather are tested for impairment at least annually. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives, which is the ten years of the "license agreement." The carrying amount of the asset is reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. No intangible asset impairment charges are deemed necessary for the years ended December 31, 2006 and 2005.

License amortization expense included in cost of sales for the years ended December 31, 2006 and 2005 was $126,842 and $123,435, respectively.

Cost of Goods Sold

Cost of goods sold includes printing, labor costs and amortization incurred by the Company in the production of its magazines. The Company records the estimated cost of returned magazines at the date we delivered the magazines to our vendors. Our sales are based on three main distribution channels throughout China: (1) postal subscription base distribution; (2) direct order distribution; and (3) agency base distribution.

First, postal subscription channel involves the distribution of our magazines by Chinese post offices. Magazine subscribers can request their subscriptions delivered from the post offices in China. Returns are not allowed for magazines sold through postal subscription.

Second, order distribution involves request made by a subscriber to us for a single or multiple issues of magazines that do not involve an ongoing subscription. Upon receipt of order request and payment, we deliver the ordered issues to the address requested by the subscriber. Returns are not permitted for magazines sold through direct request subscription.

Third, agency distribution involves delivery of our magazines to sales agents who then distribute the magazines to retail agents at various locations throughout China. During 2006 we granted sales agents a two-month return privilege. Average return rate for the year ended December 31, 2006 was 17%.

In accordance with the provisions of SFAS 48, "Criteria for Recognizing Revenue When Right of Return Exists," if an enterprise sells its product but gives the buyer the right to return the product, revenue from the sales transaction shall be recognized at time of sale only if all of the following conditions are met:

g. The seller's price to the buyer is substantially fixed or determinable at the date of sale.

h. The buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product.

i. The buyer's obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product.

j. d. The buyer acquiring the product for resale has economic substance apart from that provided by the seller.

k. The seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer.

l. The amount of future returns can be reasonably estimated.

We recognize magazine sales revenue in accordance with the provisions of SFAS 48 : first, our price to the sale agent is fixed; second, the sale agent has to pay us fully upon order request and the payment is not contingent on resale of the magazines; third, we are not responsible in the event of theft or physical destruction or damage of the product after delivery; fourth, our sale agents include bookstores, reading group, and culture group, etc.; fifth, we have no obligations to resell the magazines distributed to sale agents; finally, the amount of returns can be reasonably estimated.

Advertising and Promotion Expense

Advertising and promotion costs are expensed as incurred. The Company incurred $36,452 and $8,672 of advertising and promotion costs for the years ended December 31, 2006 and 2005 respectively.

Reclassification

Certain amounts in the prior year have been reclassified to conform to the current year’s presentation.

Earnings Per Share

Basic earnings per common share ("EPS") are calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive securities, such as stock options and warrants. The numerators and denominators used in the computations of basic EPS are presented in the following table:

	Year ended December 31,
	2006	2005
NUMERATOR FOR BASIC AND DILUTED EPS	$3,693,154	$2,766,561
Net income to common stockholders
DENOMINATORS FOR BASIC AND DILUTED EPS
Weighted average shares of common stock outstanding	27,586,002	27,586,002
EPS - Basic and Diluted	$0.13	$0.10

Major Sale Agents for the Advertising Business

Approximately 59% of the Company’s sales are generated from its four major sale agents in the PRC. The representatives solicited advertising from general public in their designated geographic territory. The Company’s magazines are believed to be well established and recognized by the general public. In this regard, the management believes no severe impact on the company sales would result if any of the sale agents are lost.

Major Distribution Agents for the Publishing Business

Approximately 27% of the Company’s magazines are distributed by three major distribution agents in the PRC. The distribution agents are distributing the magazines to the retails outlets in their designated geographic territory. The Company’s magazines are believed to be well established and recognized by the general public. In this regard, the management believes no severe impact on the Company sales if lost any of the distributing agents.

Foreign Currency and Comprehensive Income

The accompanying financial statements are presented in US dollars. The functional currency is the Renminbi ("RMB") of the PRC. The financial statements are translated into US dollars from RMB at year-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

On July 21, 2005, the PRC changed its foreign currency exchange policy from a fixed RMB/USD exchange rate into a flexible rate under the control of the PRC’s government. We use the Closing Rate Method in currency translation of the financial statements of the company.

RMB is not freely convertible into the currency of other nations. All such exchange transactions must take place through authorized institutions. There is no guarantee the RMB amounts could have been, or could be, converted into US dollars at rates used in translation.

Taxes

Income tax expense is based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. In accordance with Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes," these deferred taxes are measured by applying currently enacted tax laws.

In 2006, one of the company’s subsidiaries, NMA, which has accounted for most of the revenues, is exempt from taxes at the national level compared to 2005 most of our revenues came from another subsidiary, Shenzhen New Media, which has an income tax rate of 15%.

The company has implemented SFAS No.109 "Accounting for Income Taxes", which provides for a liability approach to accounting for income taxes. Deferred income taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. The company has recorded no deferred tax assets or liabilities as of December 31, 2006 and 2005, since nearly all differences in tax bases and financial statement carrying values are permanent differences.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Restrictions on Transfer of Assets Out of the PRC

Dividend payments by Shenzhen New Media and its subsidiary are limited by certain statutory regulations in the PRC. No dividends may be paid by Shenzhen New Media without first receiving prior approval from the Foreign Currency Exchange Management Bureau. Dividend payments are restricted to 85% of profits, after tax.

4. Business Combinations between Entities under Common Control

The Company entered into a stock purchase agreement, dated March 7, 2005, with Shenzhen Media. Shenzhen Media was formed on October 22, 2003 as a limited liability company in the PRC and was 61.81% owned by three of the Company’s directors and 38.19% owned by a minority entity, Sale and Marketing Publishing House ("CMO"). CMO is controlled by a common director of our Company. Pursuant to the agreement, the Company purchased all of the stock of Shenzhen Media for a total purchase price of RMB 27,790,000. The Company completed the acquisition of Shenzhen Media on December 21, 2005 and Shenzhen Media is now a wholly owned subsidiary of Shenzhen New Media.

The acquisition was accounted for as a transfer of entities under common control. Accordingly, the operations of Shenzhen Media for the years ended December 31, 2006 and 2005 are included in the consolidated statements as if the transaction had occurred at the beginning of the first period presented, each account stated at its historical cost.

5. Loan Receivable with Major Sales Agents

The Company had loans receivable amounting to $604,853 and $1,018,587 as of December 31, 2006 and 2005, respectively. Loans were provided to the Company’s major sales agents. The loans are unsecured, and bear no interest. These loans have no fixed payment schedule and are payable on demand.

6. Settlement Receivable

The settlement receivable balance is related to a car accident which has been settled on April 9, 2007 in favor of the Company and the full amount of $ 345, 025 will be refunded to the Company.

7. Prepaid Expenses

Prepaid expenses consist primarily of prepayments made to the unrelated company in advance for future financial and legal consultation services. As of December 31, 2006 and 2005, prepaid balance under these arrangements totaled $192,574 and $397,991, respectively.

8. Deposit – purchase of a target company

On October 10, 2006, Shenzhen New Media entered into an Equity Transfer Agreement with Shenzhen Caina Brand Consultant Company to acquire 100% shares ownership from its sole owner, Mr. Zhu Yu Tong. The company paid RMB 8,000,000 (US$1,024,328) as the purchase deposit to Mr. Zhu Yu Tong. The legal registration was completed in March 2007.

9. Related Party Transactions with an Affiliate

CMO is an affiliate owned by the PRC government. It is controlled and directed by a company director and major shareholder of the company. The company has verbal agreement with CMO that each party handles transactions between each other under the same terms, receivable accounts and payable accounts from separate transactions can be netted. Transactions with CMO are listed as follows:

	December 31, 2006	December 31, 2005

Contract receivable	$790,851	$728,079
Less: Payable, zero interest rate	2,364,673	2,370,421
Net balance amount due to CMO,
balance due on August 18, 2008, zero interest	$-1,573,822	$-1,642,342

Operation and Management Right Agreement dated October 23, 2003, between CMO and Shenzhen Media.

On October 23, 2003, Shenzhen Media entered into a 10-year agreement with CMO. The agreement calls for the payment of $1,220,930 to CMO in exchange for a right to oversee the operation and strategic planning of advertising, publishing, and staff training for the magazines that are published by CMO. Under this agreement, Shenzhen Media is entitled to collect advertising revenues from clients already existing at the time of the contract, in addition to any new clients that Shenzhen Media can solicit and retain. Also, Shenzhen Media shall bear all the operating costs and receive all the revenues from the contracted businesses.

CMO’s revenue and expenses have been included in the consolidation financial statement for the years ended December 31, 2006 and 2005 and are presented in the following table.

	For the year ended	For the year ended
	December 31, 2006	December 31, 2005

Revenue	$2,779,100	$2,951,975
Cost of sales	1,668,678	1,947,090
Gross profit	1,110,422	1,004,885
Expenses	1,101,418	465,398
Income before tax	9,004	539,487
Income tax	-	186,342
Net income	$9,004	$353,145

Contract receivable as of December 31, 2006 and 2005 was $ 790,851 and $728,079, respectively.

10. Related Party Receivable with Directors

The Company loaned money to our directors, Yingsheng Li, Xiaofeng Ding and Dongsheng Ren. The loans are unsecured, non-interest bearing. The balances due from the directors were $980,565 at year ended December 31, 2006. The balance bears no interest and is payable on demand. This loan had been fully repaid on March 30, 2007.

11. Dividends

The Company had declared dividends amounted to $972,754 and $226,529 during 2006 and 2005, respectively. Dividends was declared at the beginning of 2006 and 2005 for the previous shareholders, dividend payable as of December 31, 2006 and 2005 were $691,919 and $291,202, respectively.

12. Income Taxes Expense

The Company is currently subject to income taxes according to applicable tax laws in the PRC. The tax rates are 0% for Shenzhen New Media Advertising Company Ltd., 15% for Shenzhen New Media and Shenzhen Media and 33% for Zhenzhou magazine publishing house ("CMO"). The provision for income taxes for the years ended December 31, 2006 and 2005 was $0 and $634,498, respectively.

Pursuant to the laws and regulations in the PRC, Shenzhen New Media Advertisement, as a wholly foreign owned enterprise ("WFOE") in the PRC, is entitled to an exemption from the PRC enterprise income tax for two years commencing from its first profitable year in 2006.

13. Lease Commitment

The Company leases an office space located at Room 903-905, Kun Tai International Mansion, Chao Wai Street, Beijing, 100020, PRC. The lease requires a monthly payment of $4,089 from October 2006 to August 2007.

The future lease commitment for the office lease is $32,715 in 2007.

14. Concentrations and Risk

The Company’s major operations are through an agreement with its affiliate as discussed in Note 6 with CMO, a company owned by the PRC government. All the revenues are generated through production of the magazines owned by CMO. The current contract will terminate in 2013, and it is unknown whether the contract will be renewed. A change in the political climate in the PRC could also have a material adverse effect on the Company’s business.

15. Contingencies

The Company has not, historically, carried any property or casualty insurance. No amounts have been accrued for any liability that could arise from the lack of insurance. Management feels the chances of such an obligation arising are remote.

Deposits in banks in the PRC are not insured by any government entity or agency, and are consequently exposed to risk of loss. Management believes the probability of a bank failure, causing loss to the Company, is remote.

16. Recapitalization

On December 31, 2005 China Marketing acquired Media Challenge Holdings whose only business was the 100% ownership of Shenzhen New Media. This acquisition transaction involved the issuance of 22,808,000 post split shares of China Marketing common stock in exchange for 100% of the outstanding shares of Media Challenge, and was accounted for as a reverse merger, whereby the accounts of Media Challenge became those of China Marketing. The accounts of the accounting acquirer, Media Challenge, included herein have been adjusted to reflect the capital structure of the parent retroactive to the beginning of the first period presented in accordance with rules for reverse merger accounting.

On February 7, 2006 the Company changed its name from Infolife, Inc. to China Marketing Media Holdings, Inc.

On February 10, 2006 the Company effected a 1:10 reverse stock split, after which it issued the 22,808,000 shares called for in the exchange agreement with Media Challenge shareholders. Immediately prior to the stock split there were 47,780,000 shares of common stock outstanding, and immediately following the split and the issuance required by the Exchange, there were 27,586,002 shares of common stock outstanding. These financial statements have been retroactively restated to show the effects of the reverse stock split as if they had occurred at the beginning of the first period presented.

17. Subsequent Event

Pursuit to the Equity Transfer Agreement dated on October 10, 2006 with Shenzhen Caina Brand Consultant Company (see note 8), the Company completed its legal registration and acquisition in March 2007.

Shenzhen Caina Brand Consultant Company was incorporated in Shenzhen, China and conducts business in advertisement design, brand, sales and marketing consulting and other services.

18. Recent Accounting Pronouncements

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115". This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. This statement applies to all entities, including not for profit.

The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007

The Company is currently assessing the impact adoption of SFAS No. 159 will have on its consolidated financial statements.

In December 2006, the FASB issued SFAS No. 157 "Fair Value Measurements" which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset. The provisions are effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of the statement.

In June 2006, the FASB issued FASB Interpretation Number 48 (FIN 48), "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." This interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The provisions are effective for fiscal years beginning after December 15, 2006. It is not expected that FIN 48 will have a material effect on the Company’s financial position or results of operations.

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140". The statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Statement is effective for financial instruments acquired or issued after the beginning of the first fiscal year that begins after December 15, 2006. The Company expects that the Statement will have no material impact on its consolidated financial statements.

In February 2006, the FASB issued Staff Position No. FAS 123(R)-4, "Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event". This position addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event, amending paragraphs 32 and A229 of SFAS No. 123 (revised 2004), "Share-Based Payment". As the Company has not traditionally paid compensation through the issuance of equity securities, no impact is expected on its consolidated financial statements.

EXHIBITS

Exhibit No.	Description

2.1

Share Exchange Agreement by and among the Company, Media Challenge Holdings Limited and certain shareholders thereof, dated as of December 31, 2005 [Incorporated by reference to Exhibit 2.1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on February 14, 2006, in file number 0-51806]

2.2

Convertible Promissory Note [Incorporated by reference to Exhibit 2.2 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

3.1

Articles of Incorporation, as amended [Incorporated by reference to Exhibit 3.1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on February 14, 2006, in file number 0-51806]

3.2

Amended and Restated Bylaws [Incorporated by reference to Exhibit 3.2 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.1

Operation and Management Right Agreement, dated October 23, 2006, by and between CMO and Shenzhen Media [Incorporated by reference to Exhibit 10.1 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.2

Amendment to Operation and Management Right Agreement, dated January 8, 2004, by and between CMO and Shenzhen Media [Incorporated by reference to Exhibit 10.2 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.3*	Description of Verbal Amendment to Operation and Management Right Agreement, dated January 8, 2004, by and between Sale and Marketing Publishing House and Shenzhen Media Investment Co., Ltd.

10.4

Entrust Agreement, dated November 20, 2004, by and between Shenzhen New Media and Shenzhen Media [Incorporated by reference to Exhibit 10.3 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.5*	Equity Transfer Agreement, dated October 10, 2006, by and between Zhu Yu Tong and Shenzhen New Media.

10.6*	Outsourcing Agreement, dated December 30, 2006, by and between Henan Xinhua Printing Factory and CMO.

10.7*	Outsourcing Agreement, dated December 30, 2006, by and between Henan Xinhua Printing Factory and CMO.

10.8*	Outsourcing Agreement, dated December 16, 2006, by and between Henan Ruiguang Printing Co., Ltd. and CMO.

10.9

Employment Agreement, dated March 1, 2004, by and between Bin Li and Shenzhen New Media [Incorporated by reference to Exhibit 10.7 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.10

Employment Agreement, dated December 15, 2006, by and between Yifang Fu and China Marketing [Incorporated by reference to Exhibit 10.8 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.11

Agreement of Share Transfer, dated March 7, 2005, by and among Yingsheng Li, Xiaofeng Ding, Dongsheng Ren and Shenzhen New Media [Incorporated by reference to Exhibit 10.9 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.12

Agreement of Share Transfer, dated March 7, 2005, by and between CMO and Shenzhen New Media [Incorporated by reference to Exhibit 10.10 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.13

Distribution Agreement, dated February 8, 2006, by and between Shenzhen New Media and Guangzhou Qiankuntai Bookstore [Incorporated by reference to Exhibit 10.11 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.14

Distribution Agreement, dated April 3, 2006, by and between Shenzhen New Media and Huadao Consulting Co., Ltd. [Incorporated by reference to Exhibit 10.12 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.15

Distribution Agreement, dated February 8, 2006, by and between Shenzhen New Media and Nanjing Cultural Development Co., Ltd. [Incorporated by reference to Exhibit 10.13 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.16

Distribution Agreement, dated February 8, 2006, by and between Shenzhen New Media and Shandong Qianyan Culture Dissemination Co., Ltd. [Incorporated by reference to Exhibit 10.14 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.17

Distribution Agreement, dated February 28, 2006, by and between Shenzhen New Media and Changsha Youyou Reading Group [Incorporated by reference to Exhibit 10.15 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.18

Distribution Agreement, dated February 9, 2006, by and between Shenzhen New Media and Zhengzhou Huanghe Culture Group [Incorporated by reference to Exhibit 10.16 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.19

Distribution Agreement, dated February 8, 2006, by and between Shenzhen New Media and Hangzhou Tianyi Books Co., Ltd. [Incorporated by reference to Exhibit 10.17 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

14

Code of Ethics [Incorporated by reference to Exhibit 14 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

21*	List of Subsidiaries of the Registrant

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1*	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2*	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith.