Form 10QSB
period 2007-03-31
China Marketing Media Holdings, Inc.
filed 2007-05-21
CIK 1353307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 000-51806

CHINA MARKETING MEDIA HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Texas	76-0641113
(State or other jurisdiction of	(I.R.S. Empl. Ident. No.)
incorporation or organization)

RMA 901
KunTai International Mansion
No. 12 Chaowai Street
Beijing, 100020, China
(Address of principal executive offices, Zip Code)

(86)10-59251090
(Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __             No    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___             No   X

The number of shares outstanding of each of the issuer's classes of common equity, as of May 18, 2007 is as follows:

Class of Securities	Shares Outstanding
Common Stock, no par value	27,586,002

Transitional Small Business Disclosure Format (check one): Yes __             No    X

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO FINANCIAL STATEMENTS:

Consolidated Balance Sheets (Unaudited)	2

Consolidated Statements of Operations and Other Comprehensive Income (Unaudited)	3

Consolidated Statements of Cash Flows (Unaudited)	4

Notes to Consolidated Financial Statements (Unaudited)	5 - 12

CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,102,845	$5,127,840
Accounts receivable	513,162	28,612
Prepaid expenses	140,941	192,574
Deposit	32,134	-
Settlement receivable	348,317	345,025
TOTAL CURRENT ASSETS	7,137,399	5,694,051
OTHER ASSETS
Due from director	-	925,944
Deposit - purchase of targets	168,085	1,024,590
Loan receivables from major sales agents	1,107,121	604,853
Investment (equity method)	192,045	202,751
Others	115,150	42,588
Related party receivable	152,688	-
Goodwill	718,237	-
Fixed assets	1,328,972	1,117,503
Accumulated depreciation	(93,547)	(53,699)
License agreement	1,307,091	1,294,736
Accumulated amortization	(446,589)	(410,000)
TOTAL OTHER ASSETS	4,549,253	4,749,266
TOTAL ASSETS	$11,686,652	$10,443,317
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$-	$36,497
Accrued expenses and levies	301,937	40,439
Deferred revenue	10,227	93,609
Due to director	12,930	-
Other payable	164,672	25,955
Taxes payable	56,475	76,028
Dividend payable	698,521	691,919
TOTAL CURRENT LIABILITIES	1,244,762	964,447
Long-term debt	1,587,817	1,573,822
TOTAL LIABILITIES	2,832,579	2,538,269
STOCKHOLDERS' EQUITY
Common stock: no par value, 100,000,000 shares	1,112,546	1,112,546
authorized, 27,586,002 shares issued and outstanding.
Retained earnings	7,380,369	6,509,864
Accumulated other comprehensive income	361,158	282,638
TOTAL STOCKHOLDERS' EQUITY	8,854,073	7,905,048
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,686,652	$10,443,317

See accompanying notes to unaudited financial statements

CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended	Three months ended
	March 31, 2007	March 31, 2006

Revenues
Sales revenue	$1,999,087	$1,214,432
Cost of goods sold	608,773	581,079
Gross profit	1,390,314	633,353

Expenses
Payroll expenses	162,745	71,279
Other general and administrative	346,355	182,349
Total expenses	509,100	253,628

Income from operations	881,214	379,725

Other income (expenses)
Interest income	1,173	2,416
Interest expense	(282)	(97)
Investment loss from unconsolidated subsidiary	(12,596)	(9,741)
Other	27,996	(130)
Total other income (expenses)	16,291	(7,552)

Net income before taxes	897,505	372,173

Provision for income taxes	26,999	51,123

Net income	$870,506	$321,050

Foreign currency translation adjustment	78,520	43,270

Comprehensive income	$949,026	$364,320

Basic and fully diluted earnings per share	$0.03	$0.01

Weighted average shares outstanding	27,586,002	27,586,002

See accompanying notes to unaudited financial statements

CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended	Three months ended
	March 31, 2007	March 31, 2006
Cash flow from operating activities:
Net income	$870,506	$321,050
Adjustments to reconcile net income to net cash provided by operations:
Amortization and depreciation	53,417	36,896
Investment loss (equity method)	12,596	9,741
Change on operating assets and liabilities
Accounts receivable	(363,788)	(242,280)
Due from major sales agent	(502,268)	194,269
Prepaid expenses	65,886	58,267
Deposits	-	(1,270)
Settlement receivable	(3,292)	-
Other asset	(2,212)	(55,950)
Accounts payable	(36,497)	-
Accrued expenses and levies	79,250	(2,068)
Deferred revenue	(83,382)	11,312
Other payable	866	48,719
Taxes payable	(41,281)	(346,850)
Net cash provided by operations	49,801	31,836

Cash flow from investing activities:
Deposits - purchase of target companies	(177,863)	-
Purchase of fixed assets	(24,295)	(1,499)
Repayment of loans to directors	938,874	212,386
Cash acquired in purchase of subsidiary	109,670	-
Invest in Ltd at equity method	-	25,000
Net cash provided by investing activities	846,386	235,887

Cash flow from financing activities:
Increase (decrease) of long term debt	13,995	(77,313)
Dividend paid	-	(461,010)
Net cash provided by (used in) financing activities	13,995	(538,323)

Increase (decrease) in cash and cash equivalents	910,182	(270,600)

Effect of rate changes on cash	64,823	35,393

Cash and cash equivalents, beginning of period	5,127,840	1,463,854

Cash and cash equivalents, end of period	$6,102,845	$1,228,647
Supplemental disclosures of cash flow information:
Interest paid in cash	$282	$97

Income taxes paid in cash	$46,552	$397,973

See accompanying notes to unaudited financial statements

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Nature of operations

China Marketing Media Holdings, Inc. ("China Marketing," or the "Company") was incorporated under the laws of the State of Texas on October 29, 1999.

On December 31, 2005, China Marketing completed a share exchange (the "Exchange") with the stockholders of Media Challenge Holdings Limited ("Media Challenge") pursuant to the terms of an Agreement for Share Exchange dated December 31, 2005. In the Exchange, China Marketing acquired all of the issued and outstanding stock of Media Challenge in exchange for a convertible promissory note in the amount of $441,600 that was converted into 22,808,002 shares of China Marketing common stock upon the completion of a one for ten reverse stock split. The Exchange resulted in the previous controlling shareholders of Media Challenge becoming the controlling shareholders of China Marketing. Consequently, the Exchange is accounted for as a reverse merger, whereby the accounts of Media Challenge are recapitalized to show the adopted capital structure of China Marketing.

Media Challenge was incorporated on August 12, 2004, under the laws of the Territory of the British Virgin Islands (BVI). Media Challenge is a holding company and has no operations other than operations that it conducts through its direct and indirect subsidiaries. One of Media Challenge's subsidiaries, Shenzhen New Media Consulting Co., Ltd. ("Shenzhen New Media") was incorporated on November 15, 2004 under the law of People's Republic of China ("PRC").

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

In November 2005, Shenzhen New Media formed a new wholly owned subsidiary in PRC known as Shenzhen New Media Advertising Co., Ltd. ("NMA"). The registered capital of NMA is one million RMB, i.e., 122,100USD (exchange rate as 1USD: 8.19 RMB).

On March 26, 2007, Shenzhen New Media acquired 100% of Shenzhen Caina Brand Consultant Company ("Shenzhen Caina"). Shenzhen Caina owned 100% Beijing Caina Xianliang Marketing and Layout Company ("Beijing Caina"). After the acquisition, Shenzhen New Media owned 100% of Shenzhen Caina and Beijing Caina. Both Shenzhen Caina and Beijing Caina provide consulting services to clients concerning advertising and marketing matters.

The consolidated entity is hereafter referred to as "the Company".

The Company engages in the business of selling its magazines and advertising space within its magazines and providing sales and marketing consulting services in China.

2. Basis of Presentation

The consolidated financial statements include the accounts of China Marketing, Media Challenge, Shenzhen New Media, Shenzhen Media, Beijing Media, NMA, Shenzhen Caina and Beijing Caina. All material inter-company accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). This basis differs from that used in the statutory accounts of Shenzhen New Media, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the financial statements in accordance with US GAAP. These statements have been retroactively restated to show the effects due to the consolidation of Shenzhen Media (see note 4) and reverse merger wherein the Company assumed the capital structure of China Marketing and a 1:10 reverse stock split that was effected on January 25, 2006.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. Summary of Significant Accounting Policies

Economic and Political Risks

The Company faces a number of risks and challenges as a result of having primary operations and marketing in the PRC. Changing political climates in the PRC could have a significant effect on the Company's business.

Control by Principal Stockholders

The directors, executive officers and their affiliates or related parties own, beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the common stock of the Company. Accordingly, the directors, executive officers and their affiliates, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of the Company and the dissolution, merger or sale of the Company's assets.

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

Revenue Recognition

Revenues are recognized when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred according to the sale terms, (3) the seller's price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured.

Magazines

The Company publishes three issues each month (namely Sale edition, Channel edition and Case edition) of "China Marketing" and other special editions periodically, for example, "China Pharmacy Industry Trade Conference".

The Company recognizes revenues for the advertising sales ratably over the periods when the customer's advertisements are published. Total revenue from the advertising sales is $1,157,748 and $814,740 during the three months ended March 31, 2007 and 2006, respectively.

The Company recognizes revenue from the publishing of above magazines when the risks and rewards of ownership of the goods have transferred to the customer, which is usually on delivery or when title passes. Total revenue from the publishing business is $395,814 and $399,692 for the three months ended March 31, 2007 and 2006, respectively.

In addition, the Company recognizes revenues from consulting on advertising matters when the services have been rendered. Total revenue from the consulting business is $445,525 and $Nil during the three months ended March 31, 2007 and 2006, respectively.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Depreciation expense for the three months ended March 31, 2007 and three months ended March 31, 2006 was $20,853 and $5,422, respectively. The increase of depreciation expense is mainly due to purchasing of offices.

Long-term assets of the Company are reviewed annually to assess whether the carrying value has become impaired according to the guidelines established in Statement of Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." No impairment of assets was recorded in the periods reported.

Intangible Assets

In accordance with SFAS 142, "Goodwill and Other Intangible Assets", Goodwill amounts are not amortized, but rather are tested for impairment at least annually. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives, which is the ten years of the "license agreement." The carrying amount of the asset is reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. No intangible asset impairment charges are deemed necessary for the three months ended March 31, 2007.

License amortization expense included in cost of sales for the three months ended March 31, 2007 and 2006 was $32,564 and $31,474, respectively.

Goodwill on acquisition of subsidiaries

On March 26, 2007, the Company acquired 100% of Shenzhen Caina. Shenzhen Caina owned 100% of Beijing Caina. After the acquisition, Shenzhen New Media owned 100% of Shenzhen Caina and Beijing Caina. Both Shenzhen Caina and Beijing Caina provide consulting services to clients concerning advertising and marketing matters. Goodwill on acquisition of the above-mentioned subsidiaries was calculated as follows:

Purchase consideration	$1,034,367
Less: Net assets at fair value
Cash and cash equivalents	109,670
Accounts receivable	120,762
Prepaid expenses	14,253
Deposit	32,134
Property, plant & equipment	158,101
Other assets	70,349
Related party receivable	152,688
Accrued expenses and levies	(182,248)
Other payable	(137,851)
Tax payable	(21,728)
Net assets acquired	$316,130
Goodwill on acquisition	$718,237
Acquisition of subsidiaries (cash acquired)	$109,670

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Third, agency distribution involves delivery of our magazines to sales agents who then distribute the magazines to retail agents at various locations throughout China. Usually we grant sales agents a two-month return privilege. Average return rate for the three months ended March 31, 2007 is 17%.

In accordance with the provisions of SFAS 48, "Criteria for Recognizing Revenue When Right of Return Exists,": If an enterprise sells its product but gives the buyer the right to return the product, revenue from the sales transaction shall be recognized at time of sale only if all of the following conditions are met:

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

Advertising and Promotion Expense

Advertising and promotion costs are expensed as incurred. The Company incurred $4,208 and $Nil of advertising and promotion costs for the three months ended March 31, 2007 and three months ended March 31, 2006 respectively.

Reclassification

Certain amounts in the prior year have been reclassified to conform to the current year's presentation.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Basic earnings per share

	Three months ended,	Three months ended,
	March 31,	March 31,
	2007	2006
NUMERATOR FOR BASIC AND DILUTED EPS	$870,506	$321,050
Net income to common stockholders
DENOMINATORS FOR BASIC AND DILUTED EPS
Weighted average shares of common stock outstanding	27,586,002	27,586,002
EPS - Basic and Diluted	$0.03	$0.01

Major Sale Agents for the Advertising Business

Approximately 59% of the Company's sales are generated from its four major sale agents in the PRC. The representatives solicited advertising from general public in their designated geographic territory. The Company's magazines are believed to be well established and recognized by the general public. In this regard, the management believes no severe impact on the company sales would result if any of the sale agents are lost.

Major Distribution Agents for the Publishing Business

Approximately 27% of the Company's magazines are distributed by three major distribution agents in the PRC. The distribution agents are distributing the magazines to the retail outlets in their designated geographic territory. The Company's magazines are believed to be well established and recognized by the general public. In this regard, the management believes no severe impact on the Company sales if lost any of the distributing agents.

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

On July 21, 2005, the PRC changed its foreign currency exchange policy from a fixed RMB/USD exchange rate into a flexible rate under the control of the PRC's government. We use the Closing Rate Method in currency translation of the financial statements of the company.

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

The company has implemented SFAS No.109 "Accounting for Income Taxes", which provides for a liability approach to accounting for income taxes. Deferred income taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. The company has recorded no deferred tax assets or liabilities as of March 31, 2007 and December 31, 2006, since nearly all differences in tax bases and financial statement carrying values are permanent differences.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Restrictions on Transfer of Assets Out of the PRC

Dividend payments by Shenzhen New Media and its subsidiaries are limited by certain statutory regulations in the PRC. No dividends may be paid by Shenzhen New Media without first receiving prior approval from the Foreign Currency Exchange Management Bureau. Dividend payments are restricted to 85% of profits, after tax.

4. Loan Receivable with Major Sales Agents

The Company had loans receivable amounting to $1,107,121 as of March 31, 2007. Loans were provided to the Company's major sales agents. The loans are unsecured, and bear no interest. These loans have no fixed payment schedule and are payable on demand.

5. Settlement Receivable

The settlement receivable balance is related to a car accident which has been settled on April 9, 2007 in favor of the Company and the full amount of $348,317 will be refunded to the Company by the end of May 2007.

6. Prepaid Expenses

Prepaid expenses consist primarily of prepayments made to the unrelated company in advance for future financial and legal consultation services. The advance payments are meant to assure delivery of the services in time. As of March 31, 2007, prepaid balance under these arrangements totaled $140,941.

7. Deposit - purchase of a target company

On March 20, 2007, Shenzhen New Media signed a letter of intent in anticipation of an acquisition of 100% equity interest in Chongqing Jingjie Media ("Chongqing Jingjie"). Shenzhen New Media paid RMB 1,300,000 ($168,085) as a purchase deposit. Both parties agreed that if the acquisition of Chongqing Jingjie is not consummated finally, Chongqing Jingjie has the obligation to return the full amount of the purchase deposit to Shenzhen New Media within three days after receiving a written notice from Shenzhen New Media.

8. Related Party Transactions with an Affiliate

CMO is an affiliate owned by the PRC government. It is controlled and directed by a company director and major shareholder of the company. Transactions with CMO are listed as follows:

Three months ended
31 March 2007

Contract receivable	$799,419
Loan receivable	1,141,247
Less: Payable, zero interest rate,due in August 2008	3,528,483

Net balance amount due to CMO, zero interest	$1,587,817

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

CMO's revenues and expenses have been included in the consolidated financial statements for the three months ended March 31, 2007 and 2006 and are presented in the following table.

	Three months ended	Three months ended
	March 31, 2007	March 31, 2006
Revenues	613,295	744,777
Cost of sales	408,542	470,976
Gross profit	204,753	273,801
Expenses	177,783	118,883
Income before tax	26,970	154,918
Income tax	25,952	51,123
Net Income	1,018	103,795

The Company has contract receivable of $1,018 as of March 31, 2007.

9. Dividends

The Company had no dividends declared for the three months ended March 31, 2007.

10. Income Taxes Expense

The Company is currently subject to income taxes according to applicable tax laws in the PRC. The tax rates are 0% for Shenzhen New Media Advertising Company Ltd., 15% for Shenzhen New Media, 15% for Shenzhen Caina, 15% for Shenzhen Media and 33% for CMO. The provision for income taxes for the three months ended March 31, 2007 and 2006 are $26,999 and $51,123, respectively.

Pursuant to the laws and regulations in the PRC, Shenzhen New Media Advertisement, as a wholly foreign owned enterprise ("WFOE") in the PRC, is entitled to an exemption from the PRC enterprise income tax for two years commencing from its first profitable year in 2006.

11. Lease Commitment

The Company leases three office spaces located at Room 101-114, Jinglian Garden, Jingtian Road, Futian District, Shenzhen, 518000, PRC, Room 903-905, Kun Tai International Mansion, Chao Wai Street, Beijing, 100020, PRC and 17/F, Tower 5, Wanda Square, Beijing, 100200, PRC. These leases require monthly payments as of following: a monthly payment of $15,569 from April 2007 to November 2007, a monthly payment of $4,182 from April 2007 to August 2007 and a monthly payment of $ 2,801 from April 2007 to October 2007, respectively.

The future lease commitment for the office lease is $221,289, $181,241 and $120,827 for 2007, 2008 and 2009, respectively.

12. Concentrations and Risk

The Company's major operations are through an agreement with its affiliate as discussed in Note 6 with CMO, a company owned by the PRC government. All the revenues are generated through production of the magazines owned by CMO. The current contract will terminate in 2013, and it is unknown whether the contract will be renewed. A change in the political climate in the PRC could also have a material adverse effect on the Company's business.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13. Contingencies

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

14. Subsequent Event

Pursuant to a letter of intent of purchase, dated March 31, 2007 entered into between Shenzhen New Media and Beijing Sige New Materials Lab Company ("Beijing Sige"), Shenzhen New Media paid RMB2,830,000 ($365,907) to Beijing Sige in April 2007 as a purchase deposit in anticipation of an acquisition of 55% equity interest in Beijing Sige. Both parties agreed that if the acquisition of Beijing Sige is not consummated finally, Beijing Sige has the obligation to return the full amount of the purchase deposit to Shenzhen New Media within three days after receiving a written notice from Shenzhen New Media.

On April 30, 2007, the Company paid off the long term debt of $3,528,483 owed to CMO.

15. Recent Accounting Pronouncements

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115". This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. This statement applies to all entities, including not for profit.The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.The Company is currently assessing the impact adoption of SFAS No. 159 will have on its consolidated financial statements.

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

INTRODUCTORY NOTE

Except as otherwise indicated by the context, references to "we," "us," "our," or "the Company" are to China Marketing Media Holdings, Inc. and its subsidiaries. References to "Media Challenge" are references to Media Challenge Holdings Limited, a British Virgin Islands company. Unless the context otherwise requires, all references to (i) "Shenzhen New Media" are to Shenzhen New Media Consulting Co., Ltd.; (ii) "Shenzhen Media" are to Shenzhen Media Investment Co., Ltd.; (iii) "BVI" are to British Virgin Islands; (iv) "PRC" and "China" are to People's Republic of China; (v) "U.S. dollar," "$" and "US$" are to United States dollars; (vi) "RMB" are to Renminbi, the legal currency of China; (vii) "Securities Act" are to Securities Act of 1933, as amended; and (viii) "Exchange Act" are to the Securities Exchange Act of 1934, as amended.

Effective January 25, 2006, we implemented a 1-for-10 reverse stock split in issued and outstanding shares of our common stock which reduced the number of our issued and outstanding shares from 275,860,000 to 27,586,002 shares. Unless otherwise indicated, all share and per share information contained herein has been adjusted to give effect to such reverse stock split.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB including the following "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements that are based on our current expectations and are subject to risks, uncertainties and assumptions that could cause, or contribute to causing, actual results to differ materially from those expressed or implied in such forward-looking statements. Important factors that may cause actual results to differ from those projected include the risk factors described in Part I, entitled "Risk Factors" in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, and elsewhere in this Form 10-QSB. Readers should pay particular attention to the descriptions of risks and uncertainties described in this report and in our other filings with the Securities and Exchange Commission. The words "believe," "expect," "anticipate," "project," "targets," "optimistic," "intend," "aim," "will" or similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation or duty to update any such forward-looking statements, except as required by law.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

We are a holding company and we have no operations other than administrative matters and the ownership of our direct and indirect operating subsidiaries. Through our indirect Chinese subsidiaries, we are engaged in the business of selling magazines and advertising space in our magazines and providing sales and marketing services. All of our operations, assets, personnel, officers and directors are located in China. We are currently publishing one magazine - China Marketing (Xiao Shou Yu Shi Chang) in China. We publish three issues of China Marketing per month, including a sales edition, case edition and channel edition. From time to time, we also publish special issues in addition to our three regular issues published each month.

China Marketing -Sales edition		China Marketing -Case edition

China Marketing -Channel edition

Our Background and History

We were originally incorporated as a Texas corporation on October 29, 1999 under the name Brazos Strategies, Inc. We then changed our name to Infolife, Inc. on July 16, 2003 and finally to China Marketing Media Holdings, Inc. on February 7, 2006. We do not maintain a corporate website, but we utilize the following URL www.cmmo.com.cn for the sale and promotion of the magazine we publish.

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

Our Publishing Rights

Our magazine is Chinese publication tailored to the sales and marketing industry. China Marketing was originally published by Sale and Marketing Publishing House or CMO under the Light Industrial Ministry of the Henan Provincial Government. On October 22, 2003, the Henan Provincial Government, Shenzhen Niu Si Tai Asset Management Limited Corporation, and CMO incorporated Shenzhen Media under the laws of China. On October 23, 2003, Shenzhen Media entered into a ten year operation and management right agreement with CMO or Operation and Management Right Agreement, pursuant to which from November 1, 2003 to October 31, 2013, Shenzhen Media is obligated to market the magazines, sell the magazines and advertising space, provide strategic planning for the magazines, and train the professional staff of CMO. The agreement was amended on January 8, 2004. Under the terms of the agreement, as amended, Shenzhen Media agreed to pay a lump sum deposit of RMB 10,109,300 (approximately $1,220,930) and bear all of the operating costs relating to the publishing of the magazines in exchange of the right to all revenues generated from selling the magazines and their advertising space.

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

We had to enter into the Operation and Management Right Agreement and the Entrust Agreement instead of acquiring CMO outright as a result of restrictions under Chinese law that prohibit foreign persons from engaging in certain publishing activities in China. CMO is an affiliate of the Administration of Press and Publication of Henan Provincial Government and was established under the laws of China. Because of its ownership of the national publishing codes of China Marketing and China Business & Trade, CMO is the owner of these two magazines. Although our Chief Executive Officer, Yingsheng Li, and other members of our executive team are also executive officers and/or directors of CMO, it is only through these two above agreements that we have obtained a right to oversee the operation and strategic planning of advertising, publishing, and staff training for the magazines that are published by CMO. Under these agreements, we are also entitled to collect advertising revenues from clients already existing at the time of the agreements, in addition to any new clients that we can solicit and retain. As a result, we derive the economic benefits and incur the economic burdens that we would otherwise have as the owner of CMO or the owner of CMO's assets while still complying with Chinese law.

The Entrust Agreement and the Operation and Management Right Agreement between Shenzhen New Media and Shenzhen Media and between Shenzhen Media and CMO, respectively, are both protected by the laws of China and these agreements cannot be amended or terminated without the written consent of all parties involved.

Industry Wide Factors that are Relevant to Our Business

We believe that the media and advertising industry in China is one of the fastest growing in the world and presents numerous opportunities for consolidation and growth. According to the press release issued by ZenithOptimedia on ZenithOptimedia's April 2006 Advertising Expenditure Forecasts, advertising spending in China is expected to increase by $6.44 billion from 2005 to 2008 with a growth rate of 66% over the three-year forecast period. In 2008, China would become the 5th largest advertisement market in the world while it was the 7th largest advertisement market in the world in 2005. In addition, we believe China's hosting of the Olympic Games in Beijing in 2008 and the International World Exposition in Shanghai in 2010 will benefit its advertising industry. In light of China's growing number of consumers with rising income and increasing consumer spending, we believe that the media and advertising industry in China represents an attractive area where we could generate more revenues in the future.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

During the three month period ended March 31, 2007, we generated revenues through selling our magazines, selling advertising space in our magazines and providing sales and marketing consulting services. The following table summarizes the results of our operations during the three-month periods ended March 31, 2007 and ended March 31, 2006, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended March 31, 2006 to the three-month period ended March 31, 2007.

	Three Months Ended
	March 31,
			Increase	% Increase
Item	2007	2006	(Decrease)	(% Decrease)
Revenue	$1,999,087	$1,214,432	$784,655	65%
Cost of Sales	608,773	581,079	27,694	5%
Gross Profit	1,390,314	633,353	756,961	120%
Operating Expenses	509,100	253,628	255,472	101%
Other Income
(expense)	16,291	(7,552)	23,843	316%
Provision for Taxes	26,999	51,123	(24,124)	-47%
Net income	870,506	321,050	549,456	171%

Revenue

Our revenues during the three month period ended March 31, 2007 amounted to $1,999,087, which is $784,655 or 65% more than the same period in 2006, when we had revenues of $1,214,432. Revenues attributable to sales of our magazines decreased by $3,877 during the three month period ended March 31, 2007 as compared to the same period in 2006 while advertising revenues for the three month period ended March 31, 2007 increased by $343,007 as compared to the same period in 2006. The overall increase in our revenues is mainly attributable to the increased advertising revenues and the revenues of $445,525 generated from our newly launched sales and marketing consulting services. Sales of our magazines decreased during the three month period ended March 31, 2007 because of the rapid development of online newspaper and magazines that reduced readership generally; however, the circulation volume of our magazines has been maintained at levels that are consistent with our historical experience. As a result, instead of being adversely affected by the decreasing of the circulation volume of our magazines, we generated more advertising revenues during the three month period ended March 31, 2007 compared to the same period in 2006.

The following table shows the different components comprising our total revenues during the three month periods ended March 31, 2007 and 2006.

	Three Months	Three Months
Revenue Category	Ended 3/31/07	Ended 3/31/06

Magazine Sales	$395,814	$399,691

Advertising Space
Sales	1,157,748	814,741

Sales and
Marketing
Consulting Service	445,525	0

Total	1,999,087	1,214,432

Cost of Sales

Our cost of sales during the three month period ended March 31, 2007 and during the same period in 2006 was $608,773 and $581,079, respectively, which accounts for 30% and 48%, respectively, as a percentage of total revenues during the applicable periods. The dollar amount of the costs of goods sold increased with the growth of sales. Cost of sales as a percentage of revenues declined by about 18% for the three month period ended March 31, 2007 as compared with the same period in 2006, which is attributable to the increase of commercial advertising space sales and sales and marketing consulting service we provided while the costs associated with these sales do not increase proportionally. The decrease in the cost of printing of our magazines also contributed to the decrease of cost of sales as a percentage of revenues. The publishing costs for the three month period ended March 31, 2007 decreased by $3,965 or 1.14% to $342,475 from $346,440 during the same period in 2006, which is mainly attributable to decrease of magazine sales.

Expenses

Our expenses consist of payroll and other general and administrative expenses. Payroll expense was $162,745 during the three month period ended March 31, 2007 compared to $71,279 during the same period of 2006. The difference in payroll expense is mainly a result of increased salaries paid to our employees.

Our other general and administrative expenses were $346,355 (17% of total sales) and $182,349 (15% of total sales) in the 2007 three month period and the 2006 three month period, respectively. The increase of our other general and administrative expenses are mainly due to increased depreciation expenses of $15,431, increased legal and professional fees of $14,055, increased rent expenses of $9,721 and increased travel expenses of $11,668.

Income taxes

We incurred income taxes of $26,999 during the three month period ended March 31, 2007. This is a decrease of 47% from the taxes we incurred during the same period in 2006, which amounted to $51,123. We paid less tax in the three month period in 2007 because of one of our subsidiaries, Shenzhen New Media Advertising Company Ltd., which generated most of our revenues during the three month period ended March 31, 2007, was exempt from taxes at the national level whereas CMO, which paid taxes at a rate of 33% on its income, contributed more than half of our revenues for the three months ended March 31, 2006.

On March 16, 2007, the National People's Congress of the PRC determined to adopt a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises. The new corporate income tax law will be effective on January 1, 2008. According to the new corporate income tax law, the applicable income tax rate for our operating subsidiaries may be subject to change. As the implementation detail has not yet been announced, we cannot be sure of the potential impact of such new corporate income tax law on our financial position and operating results

Net income (profit after taxes)

We earned net income of $870,506 during the three month period ended March 31, 2007. This is an increase of $549,456, or approximately 171% from the net income we earned during the same period in 2006. The increase in our net income in the 2007 three month period was primarily attributable to the increase of our total revenue, decrease in income tax and the increase of gross profit margin. During the three month period ended March 31, 2007, the total revenue increased by 65% while the associated cost of sales only increased by 5%.

Liquidity and Capital Resources

As of March 31, 2007, we had a cash balance of $6,102,845 and working capital of $5,892,637. We currently do not have any outstanding indebtedness for borrowed money.

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

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

Inflation

Our results of operations have not been affected by inflation and management does not expect that inflation risk would cause material impact on its operations in the future.

Seasonality

Our results of operations are not materially affected by seasonality and we do not expect seasonality to cause any material impact on our operations in the future.

Currency Fluctuations

Our operating subsidiaries are located in China. All expenses of the subsidiary and revenue received from customers are incurred in China denominated in RMB as the functional currency. Based on Chinese government regulation, all foreign currencies under the category of current accounts are allowed to be freely exchanged with hard currencies. During the past years of operation through July of 2005, there were no significant changes in exchange rates. On July 21, 2005, the Chinese government changed its foreign currency exchange policy from a fixed RMB/USD exchange rate into a flexible rate under the control of the Chinese government. From August 2005 through March 2007, the value of RMB against US dollars appreciated by 4.2%, from RMB8.1/$1 to RMB7.76/$1.

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

Trade Accounts Receivable. Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount becomes questionable. No provision has been made for uncollectible accounts on the March 31, 2007 balance sheet.

Revenue Recognition. Revenues are recognized when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred according to the sale terms, (3) the seller's price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured.

The Company recognizes revenue for the advertising sales when the customer's advertisement has been published. In addition, the Company recognizes revenue from the publishing of above magazines when the risks and rewards of ownership of the goods have transferred to the customer, which is usually on delivery or when title passes.

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

Third, agency distribution involves delivery of our magazines to distribution agents who then distribute the magazines to retail agents at various locations throughout China. Usually we grant distribution agents a two-month return privilege. Average return rate for the period ended March 31, 2007 was 17%.

In accordance with the provisions of SFAS 48, "Criteria for Recognizing Revenue When Right of Return Exists," if an enterprise sells its product but gives the buyer the right to return the product, revenue from the sales transaction shall be recognized at time of sale only if all of the following conditions are met:

a) The seller's price to the buyer is substantially fixed or determinable at the date of sale.

b) The buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product.

c) The buyer's obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product.

d) The buyer acquiring the product for resale has economic substance apart from that provided by the seller.

e) The seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer.

f) The amount of future returns can be reasonably estimated.

We recognize magazine sales revenue in accordance with the provisions of SFAS 48: first, our price to the sale agent is fixed; second, the distribution agent has to pay us fully upon order request and the payment is not contingent on resale of the magazines; third, we are not responsible in the event of theft or physical destruction or damage of the product after delivery; fourth, our distribution agents are companies that have their own economic substance and resources to distribute our magazines; fifth, we have no obligations to resell the magazines distributed to distribution agents; finally, the amount of returns can be reasonably estimated.

Foreign Currency and Comprehensive Income. The financial statements are presented in United States (US) dollars. The functional currency is the Renminbi ("RMB") of the PRC. The financial statements are translated into US dollars from RMB using exchange rates at the end of the period for assets and liabilities and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

On July 21, 2005, the PRC changed its foreign currency exchange policy from a fixed RMB/USD exchange rate into a flexible rate under the control of the PRC government. We use the Closing Rate Method in currency translation of the financial statements of the company.

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

ITEM 3. CONTROLS AND PROCEDURES.

Our management, with the participation of our chief executive officer and chief financial officer, Mr. Yingsheng Li and Ms. Yifang Fu, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Mr. Li and Ms. Fu concluded that as of March 31, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter ended March 31, 2007 covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that we expect will have a material adverse affect on our business, financial condition or operating results. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

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

A copy of the Equity Transfer Agreement has been filed as Exhibit 10.5 to our annual report on Form 10-KSB on April 17, 2007.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation, as amended [Incorporated by reference to Exhibit 3.1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on February 14, 2006, in file number 0-51806].
3.2	Amended and Restated Bylaws [Incorporated by reference to Exhibit 3.2 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806].
31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: May 21, 2007

CHINA MARKETING MEDIA HOLDINGS, INC.

By: /s/ Yingsheng Li

Yingsheng Li
Chief Executive Officer and President
(Principal Executive Officer)

By: /s/ Yifang Fu

Yifang Fu
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation, as amended [Incorporated by reference to Exhibit 3.1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on February 14, 2006, in file number 0-51806].
3.2	Amended and Restated Bylaws [Incorporated by reference to Exhibit 3.2 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806].
31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed herewith.