Form 10QSB
period 2007-06-30
China Marketing Media Holdings, Inc.
filed 2007-08-21
CIK 1353307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2007

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

The number of shares outstanding of each of the issuer's classes of common equity, as of August 17, 2007 is as follows:

Class of Securities	Shares Outstanding
Common Stock, no par value	27,586,002

Transitional Small Business Disclosure Format (check one):     Yes___         No    X

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO FINANCIAL STATEMENTS:

Consolidated Balance Sheet (Unaudited)	2

Consolidated Statements of Operations and Other Comprehensive Income (Unaudited)	3

Consolidated Statements of Cash Flows (Unaudited)	4

Notes to Consolidated Financial Statements (Unaudited)	5–12

CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

June 30, 2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,006,988
Accounts receivable	459,261
Prepaid expenses	106,606
Deposit	19,795
TOTAL CURRENT ASSETS	3,592,650

OTHER ASSETS
Deposit - purchase of targets	673,626
Loan receivables from major sales agents	1,755,971
Investment at Ltd.	180,747
Goodwill	729,432
Related party receivable - affiliate	1,929,594
Fixed assets, net of accumulated depreciation	1,233,833
Others	154,708
License agreement, net of accumulated amortization	840,727
TOTAL OTHER ASSETS	7,498,638

TOTAL ASSETS	$11,091,288

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,451
Accrued expenses and levies	139,793
Deferred revenues	7,971
Other payable	56,893
Taxes payable	71,715
Dividend payable	300,973
TOTAL CURRENT LIABILITIES	579,796

TOTAL LIABILITIES	579,796

STOCKHOLDERS' EQUITY
Common stock: no par value;100,000,000 common shares authorized, 27,586,002 common shares issued and outstanding	1,112,546
Retained earnings	8,839,898
Accumulated other comprehensive income	559,048
TOTAL STOCKHOLDERS' EQUITY	10,511,492

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,091,288

See accompanying notes to unaudited financial statements

CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Revenues
Sales revenue	$2,763,238	$1,755,167	$4,771,418	$2,977,014
Cost of goods sold	687,129	649,946	1,270,676	1,351,984
Gross profit	2,076,109	1,105,221	3,500,742	1,625,030

Expenses
Payroll expenses	391,458	68,482	560,211	760,943
Other general and administrative	548,056	245,618	952,993	417,555
Total expenses	939,514	314,100	1,513,204	1,178,498
			-
Income from operations	1,136,595	791,121	1,987,538	446,532

Other income (expenses)
Interest income	24,773	23,241	42,885	25,716
Interest expense	(14,399)	(74)	(31,568)	(166)
Investment loss from unconsolidated subsidiary	(14,196)	(8,954)	(26,948)	(18,742)
Other	(16,935)	(45,157)	15,496	(112,607)
Total other income (expenses)	(20,757)	(30,944)	(135)	(105,799)
			-
Net income before taxes	1,115,838	760,177	1,987,403	340,733
			-
Provision for income taxes	1,472	-	2,531	-
			-
Net income	$1,114,366	$760,177	$1,984,872	$340,733
			-
Foreign currency translation adjustment	148,377	42,915	230,627	48,668
			-
Comprehensive income	$1,262,743	$803,092	$2,215,499	$389,401

Basic and fully diluted earnings per share	$0.04	$0.03	$0.07	$0.01

Weighted average shares outstanding	$27,586,002	$27,586,002	$27,586,002	$27,586,002

See accompanying notes to unaudited financial statements

CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended	Six months ended
	June 30, 2007	June 30, 2006
Cash flow from operating activities:
Net income	$1,984,872	$340,733
Adjustments to reconcile net income to net cash provided by operations:
Amortization and depreciation	108,396	73,474
Investment loss (equity method)	26,948	18,696
Change in operating assets and liabilities:
Accounts receivable	(307,281)	292,090
Due from major sales agent	(1,135,829)	(31,981)
Prepaid expenses	118,151	19,410
Deposits	-	59,480
Other asset	117,381	(55,170)
Accounts payable	(34,968)	146,151
Accrued expenses	(100,990)	-
Deferred revenue	7,971	-
Other payable	(218,800)	144,640
Taxes payable	(28,303)	(323,524)
Net cash provided by operations	537,548	684,000

Cash flow from investing activities:
Purchase of fixed assets	(25,327)	(4,265)
Deposit - purchase of targets	(673,626)	-
Cash acquired from subsidiary	111,378	-
Invest in Ltd at equity	-	18,566
Net cash provided by (used in) investing activities	(587,575)	14,301

Cash flow from financing activities:
Loan advanced to directors	949,350	244,265
Increase (repayment) of long term debt	-	81,837
Re-payment of related party payables	(3,189,451)	-
Increased in subsidiary registered capital	-	62,500
Net cash provided by financing activities	(2,240,101)	388,602

Increase in cash and cash equivalents	(2,290,128)	1,086,903

Effect on rate changes on cash	169,276	40,959

Cash and cash equivalents, beginning of period	5,127,840	1,463,854

Cash and cash equivalents, end of period	$3,006,988	$2,591,716

Supplemental disclosures of cash flow information:
Interest paid in cash	$-	$166
Income taxes paid in cash	$2,531	$419,989

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

Media Challenge was incorporated on August 12, 2004, under the laws of the Territory of the British Virgin Islands ("BVI"). Media Challenge is a holding company and has no operations other than operations that it conducts through its direct and indirect subsidiaries. One of Media Challenge's subsidiaries, Shenzhen New Media Consulting Co., Ltd. ("Shenzhen New Media") was incorporated on November 15, 2004 under the law of the People's Republic of China ("PRC").

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

On March 26, 2007, Shenzhen New Media acquired 100% of Shenzhen Caina Brand Consultant Company ("Shenzhen Caina"). Shenzhen Caina owned 100% Beijing Caina Xianliang Marketing and Layout Company ("Beijing Caina"). After the acquisition, Shenzhen New Media owned 100% Shenzhen Caina and Beijing Caina. Both Shenzhen Caina and Beijing Caina provide consulting services to clients concerning advertising and marketing matters.

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

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). This basis differs from that used in the statutory accounts of Shenzhen New Media, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the financial statements in accordance with US GAAP. These statements have been retroactively restated to show the effects due to the consolidation of Shenzhen Media and reverse merger wherein the Company assumed the capital structure of China Marketing and a 1:10 reverse stock split that was effected on January 25, 2006.

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

Magazines

The Company publishes three issues each month (namely Sale edition, Channel edition and Case edition) of "China Marketing" and other special editions periodically, for example, "China Pharmacy Industry Trade Conference."

The Company recognizes revenues for the advertising sales ratably over the periods when the customer's advertisements are published. Total revenue from the advertising sales is $3,465,637 and $2,260,994 during the six months ended June 30, 2007 and 2006, respectively.

The Company recognizes revenue from the publishing of above magazines when the risks and rewards of ownership of the goods have transferred to the customer, which is usually on delivery or when title passes. Total revenue from the publishing business is $731,668 and $716,020 for the six months ended June 30, 2007 and 2006, respectively.

In addition, the Company recognizes revenues from consulting on advertising matters when the services have been rendered. Total revenue from the consulting business is $574,113 and $Nil during the six months ended June 30, 2007 and 2006, respectively.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. Summary of Significant Accounting Policies (continued)

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

Depreciation expense for the six months ended June 30, 2007 and six months ended June 30, 2006 was $42,467 and $10,527, respectively. The increase of depreciation expense is mainly due to purchasing of offices.

Long-term assets of the Company are reviewed annually to assess whether the carrying value has become impaired according to the guidelines established in Statement of Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." No impairment of assets was recorded in the periods reported.

Intangible Assets

In accordance with SFAS 142, "Goodwill and Other Intangible Assets", Goodwill amounts are not amortized, but rather are tested for impairment at least annually. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives, which is the ten years of the "license agreement." The carrying amount of the asset is reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. No intangible asset impairment charges are deemed necessary for the six months ended June 30, 2007.

License amortization expense included in cost of sales for the six months ended June 30, 2007 and 2006 was $65,929 and $62,947, respectively.

Goodwill on acquisition of subsidiaries

On March 26, 2007, the Company acquired 100% of Shenzhen Caina, an entity formerly controlled by one owner not related to the Company. Shenzhen Caina owned 100% of Beijing Caina. After the acquisition, Shenzhen New Media owned 100% of Shenzhen Caina and Beijing Caina. Both Shenzhen Caina and Beijing Caina provided consulting services to clients concerning advertising and marketing matters. Goodwill on acquisition of the above-mentioned subsidiaries was calculated as follows:

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Third, agency distribution involves delivery of our magazines to sales agents who then distribute the magazines to retail agents at various locations throughout China. Usually we grant sales agents a two-month return privilege. Average return rate for the six months ended June 30, 2007 is 17%.

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

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Advertising and Promotion Expense

Advertising and promotion costs are expensed as incurred. The Company incurred $48,487 and $3,745 of advertising and promotion costs for the six months ended June 30, 2007 and six months ended June 30, 2006 respectively.

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

Basic earnings per share
	Six months ended,	Six months ended,
	June 30, 2007	June 30, 2006

NUMERATOR FOR BASIC AND DILUTED EPS	$1,984,872	$340,733
Net income to common stockholders
DENOMINATORS FOR BASIC AND DILUTED EPS
Weighted average shares of common stock outstanding	27,586,002	27,586,002

EPS - Basic and Diluted	$0.07	$0.01

Major Sale Agents for the Advertising Business

Approximately 62% of the Company's sales are generated from its four major sale agents in the PRC. The representatives solicited advertising from general public in their designated geographic territory. The Company's magazines are believed to be well established and recognized by the general public. In this regard, the management believes no severe impact on the company sales would result if any of the sale agents are lost.

Major Distribution Agents for the Publishing Business

Approximately 25% of the Company's magazines are distributed by three major distribution agents in the PRC. The distribution agents are distributing the magazines to the retail outlets in their designated geographic territory. The Company's magazines are believed to be well established and recognized by the general public. In this regard, the management believes no severe impact on the Company sales if lost any of the distributing agents.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The company has implemented SFAS No.109 "Accounting for Income Taxes", which provides for a liability approach to accounting for income taxes. Deferred income taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. The company has recorded no deferred tax assets or liabilities as of June 30, 2007 since nearly all differences in tax bases and financial statement carrying values are permanent differences.

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

4.     Loan Receivable from Major Sales Agents

The Company had loans receivable amounting to $1,755,971 as of June 30, 2007. Loans were provided to the Company's major sales agents. The loans are unsecured, and bear no interest. These loans have no fixed payment schedule and are payable on demand.

5.     Prepaid Expenses

Prepaid expenses consist primarily of prepayments made to the unrelated company in advance for future financial and legal consultation services. The advance payments are meant to assure delivery of the services in time. As of June 30, 2007, prepaid balance under these arrangements totaled $106,606.

6.     Deposit – purchase of target companies

On March 20, 2007, Shenzhen New Media signed a Letter of Intent in anticipation of an acquisition of 100% equity interest in Chongqing Jingjie Media ("Chongqing Jingjie"). Shenzhen New Media paid RMB 1,300,000 ($170,704) as a purchase deposit. Both parties agreed that if the acquisition of Chongqing Jingjie is not consummated finally, Chongqing Jingjie has the obligation to return the full amount of the purchase deposit to Shenzhen New Media within three days after receiving a written notice from Shenzhen New Media.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On April 20, 2007, Shenzhen New Media and Beijing Sige New Materials Lab Company ("Beijing Sige") signed equity purchase agreement. Shenzhen New Media paid RMB2,830,000 ($371,611) to Beijing Sige in April 2007 as a purchase deposit in anticipation of an acquisition of 55% equity interest in Beijing Sige. Both parties agreed that if the acquisition of Beijing Sige is not consummated finally, Beijing Sige has the obligation to return the full amount of the purchase deposit to Shenzhen New Media within three days after receiving a written notice from Shenzhen New Media.

On June 9, 2007, Shenzhen New Media signed a letter of intent in anticipation of an acquisition of 100% operation rights in Zhongzhou Jingu magazine. Shenzhen New Media paid RMB 1,000,000 ($131,311) as a purchase deposit. Both parties agreed that if the acquisition of operation rights of Zhongzhou Jingu magazine is not consummated finally, it has the obligation to return the full amount of the deposit to Shenzhen New Media within three days after receiving a written notice from Shenzhen New Media.

7.     Related Party Transactions with an Affiliate

CMO, an affiliate owned by the PRC government, is controlled and directed by a common director and major shareholder of the Company. CMO is not a direct subsidiary of the Company. Transactions with CMO are listed as follows:

June 30,
2007

Contract Receivable	$771,678
Loan receivable	1,157,916

Net balance: amount due from CMO, zero interest	$1,929,594

Operation and Management Right Agreement:

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

8.     Dividends

The company had no dividends declared for the six months ended June 30, 2007 and 2006.

9.     Income Taxes Expense

The Company is currently subject to income taxes according to applicable tax laws in the PRC. The tax rates are 0% for Shenzhen New Media Advertising Company Ltd., 15% for Shenzhen New Media, 15% for Shenzhen Caina, 15% for Shenzhen Media and 33% for CMO. The provision for income taxes for the three months ended June 30, 2007 and 2006 are $1,472 and $Nil, respectively.

Pursuant to the laws and regulations in the PRC, Shenzhen New Media Advertisement, as a wholly foreign owned enterprise ("WFOE") in the PRC, is entitled to an exemption from the PRC enterprise income tax for two years commencing from its first profitable year in 2006.

10.     Lease Commitment

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

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The future lease commitment for the office lease is $172,001, $181,241 and $120,827 for 2007, 2008 and 2009, respectively.

11.     Concentrations and Risk

The Company's major operations are through an agreement with its affiliate as discussed in Note 7 with CMO, a company owned by the PRC government. All the revenues are generated through production of the magazines owned by CMO. The current contract will terminate in 2013, and it is unknown whether the contract will be renewed. A change in the political climate in the PRC could also have a material adverse effect on the Company's business.

12.     Contingencies

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

13.     Recent Accounting Pronouncements

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

INTRODUCTORY NOTE

Except as otherwise indicated by the context, references to "we," "us," "our," or "the Company" are to China Marketing Media Holdings, Inc. and its subsidiaries. References to "Media Challenge" are references to Media Challenge Holdings Limited, a British Virgin Islands company. Unless the context otherwise requires, all references to (i) "Shenzhen New Media" are to Shenzhen New Media Consulting Co., Ltd.; (ii) "Shenzhen Media" are to Shenzhen Media Investment Co., Ltd.; (iii) "BVI" are to the British Virgin Islands; (iv) "PRC" and "China" are to the People's Republic of China; (v) "U.S. dollar," "$" and "US$" are to United States dollars; (vi) "RMB" are to Renminbi, the legal currency of China; (vii) "Securities Act" are to the Securities Act of 1933, as amended; and (viii) "Exchange Act" are to the Securities Exchange Act of 1934, as amended.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

During the second quarter of 2007, we experienced solid growth in sales. Sales revenues increased from $1,755,167 for the second quarter of 2006 to $2,763,238 for the second quarter of 2007, representing a 57% increase. The cost of sales was $687,129. As a result, gross margin (the ratio of gross profit to revenues, expressed as a percentage) for the second quarter of 2007 was about 75%.

The following are some highlights for the second quarter of 2007:

  Achieved revenues of $2,763,238 for the second quarter of 2007, up 57% from the same quarter of last year.

  Gross margin was 75% for the second quarter of 2007, compared to 63% for the same period in 2006. Such increase was mainly due to decreased losses on overdue periodicals.

  Operating profit was $2,076,109 for the second quarter of 2007, up from $1,105,221 of the same period last year.

  Operating margin (the ratio of operating profit to revenues, expressed as a percentage) was 41% for the second quarter of 2007, compared to 45% during the same period in 2006.

  Net income was $1,114,366 for the second quarter of 2007, up 47% from the same period of last year.

  Net margin (the ratio of net income to revenues, expressed as a percentage) was 40% for the second quarter of 2007, compared to 43% for the same period in 2006.

  Fully diluted earnings per share was $0.04 for the second quarter of 2007.

Our Business

We are a holding company and we have no operations other than administrative matters and the ownership of our direct and indirect operating subsidiaries. Through our indirect Chinese subsidiaries, we are engaged in the business of selling magazines and advertising space in our magazines and providing sales and marketing services. All of our operations, assets, personnel, officers and directors are located in China. During the second quarter of 2007, we published one magazine - China Marketing (Xiao Shou Yu Shi Chang) in China. We published three issues of China Marketing per month, including a sales edition, case edition and channel edition.

China Marketing -Sales edition	China Marketing -Case edition	China Marketing -Channel edition

Our Current Organizational Structure

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

(3) Sale and Marketing Publishing House is the owner of the "China Marketing" magazine and "China Business & Trade" magazine. It is responsible for providing and editing the contents of these magazines.

Our Background and History

We were originally incorporated as a Texas corporation on October 29, 1999 under the name Brazos Strategies, Inc. We then changed our name to Infolife, Inc. on July 16, 2003 and finally to China Marketing Media Holdings, Inc. on February 7, 2006. We do not maintain a corporate website, but we utilize the URL www.cmmo.com.cn for the sale and promotion of the magazines we publish.

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

Our Publishing Rights

Our magazines are Chinese publication tailored to the sales and marketing industry. China Marketing was originally published by Sale and Marketing Publishing House or CMO under the Light Industrial Ministry of the Henan Provincial Government. On October 22, 2003, the Henan Provincial Government, Shenzhen Niu Si Tai Asset Management Limited Corporation, and CMO incorporated Shenzhen Media under the laws of China. On October 23, 2003, Shenzhen Media entered into a ten year operation and management right agreement with CMO or Operation and Management Right Agreement, pursuant to which from November 1, 2003 to October 31, 2013, Shenzhen Media is obligated to market the magazines, sell the magazines and advertising space, provide strategic planning for the magazines, and train the professional staff of CMO. The agreement was amended on January 8, 2004. Under the terms of the agreement, as amended, Shenzhen Media agreed to pay a lump sum deposit of RMB 10,109,300 (approximately $1,220,930) and bear all of the operating costs relating to the publishing of the magazines in exchange of the right to all revenues generated from selling the magazines and their advertising space.

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

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

During the three-month period ended June 30, 2007, we generated revenues through sales of our magazines, sales of advertising space in our magazines and proving sales and marketing consulting services. The following table summarizes the results of our operations during the three month periods ended June 30, 2007 and ended June 30, 2006, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended June 30, 2006 to the three-month period ended June 30, 2007.

Three Months Ended
June 30,

			Increase	%Increase
Item	2007	2006	(Decrease)	(%Decrease)
Revenue	$2,763,238	$1,755,167	$1,008,071	57%
Cost of Sales	687,129	649,946	37,183	6%
Gross Profit	2,076,109	1,105,221	970,888	88%
Operating Expenses	939,514	314,100	625,414	199%
Other Income		-	-
(expense)	(20,757)	(30,944)	(10,187)	1%
Provision for Taxes	1,472	-	1,472
Net Income	$1,114,366	$760,177	$354,189	47%

Revenue

Our revenues during the three-month period ended June 30, 2007 amounted to $2,763,238, which is $1,008,071 or 57% more than the same period in 2006, when we had revenues of $1,755,167. Revenues attributable to sales of our magazines increased by $16,440 during the three-month period ended June 30, 2007 as compared to the same period in 2006 while advertising revenues for the three-month period ended June 30, 2007 increased by $461,730 as compared to the same period in 2006. Advertising consulting services attributed $529,901 to total revenues. The overall increase in our revenues is mainly attributable to $461,730 of increased advertising sales, $16,440 of increased special issue magazine sales and $529,901 advertising consulting services sales from Shenzhen Caina.

The following table shows the different components comprising our total revenues during the three month periods ended June 30, 2007 and 2006.

	Three Months	Three Months	Increase	%Increase
Revenue Category	Ended 6/30/07	Ended 6/30/06	(Decrease)	(%Decrease)

Magazine Sales	$330,985	$314,545	$16,440	5%

Advertising Space Sales	1,902,352	1,440,622	461,730	32%

Advertising Consulting Services	529,901	-	529,901	100%

Total	$2,763,238	$1,755,167	$1,008,071	57%

Cost of Sales

Our cost of sales during the three-month period ended June 30, 2007 and during the same period in 2006 was $687,129 and $649,946, respectively, which accounts for 25% and 37%, respectively, as a percentage of total revenues during the applicable periods. The dollar amount of the costs of goods sold increased with the growth of sales.

Expenses

Our expenses consist of payroll and other general and administrative expenses. Payroll expense was $391,458 during the three-month period ended June 30, 2007 compared to $68,482 during the same period of 2006. The difference in payroll expense is mainly a result of increased salaries paid to our employees.

Our other general and administrative expenses were $548,055 (20% of total sales) and $245,618 (14% of total sales) in the second quarter of 2007 and the second quarter of 2006, respectively. The increase of our other general and administrative expenses are mainly due to increased depreciation expense of $34,658, increased professional expenses of $51,154, increased rent expenses of $74,180, increased travel expenses of $42,551 and increased office supplies and postage expenses of $79,509.

Income taxes

We incurred income taxes of $1,472 and $Nil during the three month periods ended June 30, 2007 and 2006, respectively or an increase of 100%. We paid more tax in the second quarter of 2007 because one of the subsidiaries of the Company, Shenzhen Caina which was acquired on March 26, 2007, is not exempt from income tax as our another subsidiary, Shenzhen New Media. Shenzhen New Media, which generated most of our revenues during the three month period ended June 30, 2007, was exempt from taxes at the national level.

On March 16, 2007, the National People's Congress of the PRC determined to adopt a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises. The new corporate income tax law will be effective on January 1, 2008. According to the new corporate income tax law, the applicable income tax rate for our operating subsidiaries may be subject to change. As the implementation detail has not yet been announced, we cannot be sure of the potential impact of such new corporate income tax law on our financial position and operating results.

Net income (profit after taxes)

We earned net income of $1,114,366 and $760,177 during the three - month period ended June 30, 2007 and 2006, respectively or an increase of 47%. The increase in our net income in the second quarter of 2007 was primarily attributable to the big increase of total sales and relatively slow increase of costs and operating expenses.

Six Months Ended June 30, 2007 Compared to Six Months Ended June30, 2006

The following table summarizes the results of our operations during the six month periods ended June 30, 2007 and ended June 30, 2006, and provides information regarding the dollar and percentage increase or (decrease) from the six-month period ended June 30, 2006 to the six-month period ended June 30, 2007.

Six Months Ended
June 30,
			Increase	%Increase
Item	2007	2006	(Decrease)	(%Decrease)
Revenue	$4,771,418	$2,977,014	$1,794,404	60%
Cost of Sales	1,270,676	1,351,984	(81,308)	-6%
Gross Profit	3,500,742	1,625,030	1,875,712	115%
Operating Expenses	1,513,204	1,178,498	334,706	28%
Other Income			-
(expense)	(135)	(105,799)	105,664	-100%
Provision for Taxes	2,531	-	2,531	100%
Net Income	$1,984,872	$340,733	$1,644,139	483%

Revenue

Our revenues during the six-month period ended June 30, 2007 amounted to $4,771,418, which is approximately $1.7 million or 60% more than the same period in 2006, when we had revenues of $2,977,014. Revenues attributable to sales of our magazines increased $15,648 during the six-month period ended June 30, 2007 as compared to the same period in 2006 while advertising revenues for the six-month period ended June 30, 2007 increased by $1,204,643 as compared to the same period in 2006. Advertising consulting services attributed $574,113 to total revenues. The overall increase in our revenues is mainly attributable to$1,204,643 of increased advertising sales, $15,648 of increased special issue magazine sales and $574,113 advertising consulting services sales from Shenzhen Caina.

The following table shows the different components comprising our total revenues during the six-month periods ended June 30, 2007 and 2006.

	Six Months	Six Months	Increase	%Increase
Revenue Category	Ended 6/30/07	Ended 6/30/06	(Decrease)	(%Decrease)

Magazine Sales	$731,668	$716,020	$15,648	2%

Advertising Space Sales	3,465,637	2,260,994	1,204,643	53%

Advertising Consulting Services	574,113	-	574,113	100%

Total	$4,771,418	$2,977,014	$1,794,404	60%

Cost of Sales

Our cost of sales during the six-month period ended June 30, 2007 and during the same period in 2006 was $1,270,646 and $1,351,984, respectively, which accounts for 27% and 45%, respectively, as a percentage of total revenues during the applicable periods. The dollar amount of the costs of goods sold decreased with the growth of sales, which was mainly attributable to lower costs from losses on overdue periodicals. Cost of sales as a percentage of revenues declined by about 18% for the six-month period ended June 30, 2007 as compared with the same period in 2006, which is mainly attributable to the same reasons stated above.

Expenses

Our expenses consist of payroll and other general and administrative expenses. Payroll expense was $560,211 during the six-month period ended June 30, 2007 compared to $760,943 during the same period of 2006. The difference in payroll expense is mainly a result of reclassified $624,457 paid-out dividends as bonuses to directors in the first quarter of 2006.

Our other general and administrative expenses were $1,513,204 (32% of total sales) and $1,178,498 (40% of total sales) in the 2007 six-month period and the 2006 six-month period, respectively. The increase of our other general and administrative expenses are mainly due to increased depreciation expense of $64,337, increased rent expenses of $99,184, increased travel expenses of $61,996 and increased office supplies and postage expenses of $103,976.

Income taxes

We incurred income taxes of $2,531 during the six-month period ended June 30, 2007. This is a increase of 100% from the taxes we incurred during the same period in 2006, which amounted to $Nil. We paid more tax in the second quarter of 2007 because one of the subsidiaries of the Company, Shenzhen Caina which was acquired on March 26, 2007, is not exempt from income tax as our another subsidiary, Shenzhen New Media. Shenzhen New Media, which generated most of our revenues during the six-month period ended June 30, 2007, was exempt from taxes at the national level.

Net income (profit after taxes)

We earned net income of $1,984,872 during the six-month period ended June 30, 2007. This is an increase of $1,644,139, or approximately 483% from the net income we earned during the same period in 2006. The increase in our net income in the 2007 six-month period was primarily attributable to increase of total sales and relatively slow increase of costs and operating expenses.

Liquidity and Capital Resources

As of June 30, 2007, we had a cash balance of $3,006,988 and working capital of $3,080,315. We currently do not have any outstanding indebtedness for borrowed money.

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

Inflation

Our results of operations have not been affected by inflation and management does not expect that inflation risk would cause material impact on our operations in the future.

Seasonality

Our results of operations are not materially affected by seasonality and we do not expect seasonality to cause any material impact on our operations in the future.

Currency Fluctuations

Our operating subsidiaries are located in China. All expenses of the subsidiary and revenue received from customers are incurred in China denominated in RMB as the functional currency. Based on Chinese government regulation, all foreign currencies under the category of current accounts are allowed to be freely exchanged with hard currencies. During the past years of operation through July of 2005, there were no significant changes in exchange rates. On July 21, 2005, the Chinese government changed its foreign currency exchange policy from a fixed RMB/USD exchange rate into a flexible rate under the control of the Chinese government. From August 2005 through June 2007, the value of RMB against US dollars appreciated by 6%, from RMB8.10/$1 to RMB7.62/$1.

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

Trade Accounts Receivable. Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount becomes questionable. No provision has been made for uncollectible accounts on the June 30, 2007 balance sheet.

Revenue Recognition. Revenues are recognized when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred according to the sale terms, (3) the seller's price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured.

The Company recognizes revenue for the advertising sales when the customer's advertisement has been published. Also, the Company recognizes revenue from the publishing of magazines when the risks and rewards of ownership of the goods have transferred to the customer, which is usually on delivery or when title passes.

In addition, the Company recognizes revenues from consulting on advertising matters when the services have been rendered.

Cost of Goods Sold. Cost of goods sold includes printing costs, labor costs, amortization and value added taxes incurred by the Company in the production of its magazines.

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

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules, regulations and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Yingsheng Li, our President and Chief Executive Officer, and Yifang Fu, our chief financial officer, has evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2007. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of June 30, 2007.

Internal Control Over Financial Reporting. We also maintain internal control over financial reporting. The term "internal control over financial reporting," as defined by regulations of the SEC, means a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by the our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting procedures in the U.S. ("GAAP"), and includes those policies and procedures that:

  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Changes in Internal Control Over Financial Reporting. There has been no change to our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

DATED: August 21, 2007

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