Form 10QSB
period 2006-06-30
China Marketing Media Holdings, Inc.
filed 2007-10-05
CIK 1353307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2006

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

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO FINANCIAL STATEMENTS:

Consolidated Balance Sheet (Unaudited)	3
4
Consolidated Statements of Operations and Comprehensive Income (Unaudited)

Consolidated Statements of Cash Flows (Unaudited)	5

Notes to Consolidated Financial Statements (Unaudited)	6 – 13

CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

June 30, 2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,591,716
Accounts receivable	61,013
Prepaid expenses	378,582
Deposit	-
TOTAL CURRENT ASSETS	3,031,311

OTHER ASSETS
Due from directors	2,512,526
Loan receivables to major sales agents	1,050,568
Investment at Ltd.	41,911
Fixed assets	166,017
Accumulated depreciation	(19,378)
Others	101,897
License agreement	1,263,663
Accumulated amortisation	(336,977)
TOTAL OTHER ASSETS	4,780,227

TOTAL ASSETS	$7,811,538

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses and levies	$190,616
Other payable	177,227
Taxes payable	37,486
Dividend payable	293,751
TOTAL CURRENT LIABILITIES	699,080

Long-term debt	1,724,179

TOTAL LIABILITIES	2,423,259

STOCKHOLDERS' EQUITY
Common stock: no par value;1 00,000,000 common shares	1,112,546
authorized, 27,586,002 common shares issued and outstanding
Retained earnings	4,130,197
Accumulated other comprehensive income	145,536
TOTAL STOCKHOLDERS' EQUITY	5,388,279

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,811,538

See accompanying notes to unaudited financial statements

CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Revenues
Sales revenue	$1,762,582	$1,648,958	$2,977,014	$2,698,827
Cost of goods sold	653,314	631,225	1,351,984	1,116,396
Gross profit	1,109,268	1,017,733	1,625,030	1,582,431

Expenses
Payroll expenses	66,761	43,406	760,943	85,794
Other general and administrative	235,206	156,593	417,555	280,887
Total expenses	301,967	199,999	1,178,498	366,681

Income from operations	807,301	817,734	446,532	1,215,750

Other income (expenses)
Interest income	23,300	1,167	25,716	10,576
Interest expense	(69)	(181)	(166)	(201)
Investment loss from unconsolidated subsidiary	(9,001)	-	(18,742)	-
Other	(22,806)	(6,271)	(22,936)	2,755
Total other income (expenses)	(8,576)	(5,285)	(16,128)	13,130

Net income before taxes	798,725	812,449	430,404	1,228,880

Provision for income taxes	38,548	204,290	89,671	317,156

Net income	$760,177	$608,159	$340,733	$911,724

Foreign currency translation adjustment	42,915	45,299	48,668	70,866

Comprehensive income	803,092	653,458	389,401	982,590

Basic and fully diluted earnings per share	$0.03	$0.02	$0.01	$0.03

Weighted average shares outstanding	27,586,002	27,586,002	27,586,002	27,586,002

See accompanying notes to unaudited financial statements

CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2005
Cash flow from operating activities:
Net income	$340,733	$911,724
Adjustments to reconcile net income to net cash provided by operations:
Amortisation and depreciation	73,474	64,314
Investment loss (equity method)	18,696
Change in operating assets and liabilities:
Accounts receivable	292,090	10,468
Due from major sales agent	(31,981)	234,963
Prepaid expenses	19,410	215,693
Deposits	59,480	236,697
Other asset	(55,170)	(285,942)
Accounts payable	146,151	(2,872)
Other payable	144,640	171,174
Taxes payable	(323,524)	119,584
Net cash provided by operations	683,999	1,675,803
Cash flow from investing activities:
Purchase of fixed assets	(4,265)	(72,944)
Note receivable	-	545,467
Invest in Ltd at equity	18,566	-
Net cash provided by investing activities	14,301	472,523
Cash flow from financing activities:
Loan advanced to directors	-	(2,702,377)
Repayments from directors	244,265	-
Increase of long term debt	81,837	-
Repayment of long term debt	-	(462,616)
Dividend paid	-	(226,528)
Increased in subsidiary registered capital	62,500	664,251
Net cash provided by (used in)financing activities	388,602	(2,727,270)
Increase (decrease) in cash and cash equivalents	1,086,902	(578,944)
Effect on rate changes on cash	40,960	51,543
Cash and cash equivalents, beginning of period	1,463,854	966,987
Cash and cash equivalents, end of period	$2,591,716	$439,586
Supplemental disclosures of cash flow information:
Interest paid in cash	$166	$201
Income taxes paid in cash	$-	$201,201

See accompanying notes to unaudited financial statements

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.

Nature of operations

China Marketing Media Holdings, Inc. ("China Marketing," or the "Company") was incorporated under the laws of the State of Texas on October 29, 1999.

On December 31, 2005, China Marketing completed a share exchange (the "Exchange") with the stockholders of Media Challenge Holdings Limited ("Media Challenge") pursuant to the terms of an Agreement for Share Exchange dated December 31, 2005. In the Exchange, China Marketing acquired all of the issued and outstanding stock of Media Challenge in exchange for a convertible promissory note in the amount of $441,600 that was converted into 22,808,002 shares of China Marketing common stock upon the completion of a 1 for 10 reverse stock split. The Exchange resulted in the previous controlling shareholders of Media Challenge becoming the controlling shareholders of China Marketing. Consequently, the Exchange is accounted for as a reverse merger, whereby the accounts of Media Challenge are recapitalized to show the adopted capital structure of China Marketing.

Media Challenge was incorporated on August 12, 2004, under the laws of the Territory of the British Virgin Islands ("BVI"). Media Challenge is a holding company and has no operations other than operations that it conducts through its direct and indirect subsidiaries. One of Media Challenge’s subsidiaries, Shenzhen New Media Consulting Co., Ltd. ("Shenzhen New Media") was incorporated on November 15, 2004 under the law of the People’s Republic of China ("PRC").

According to an agreement, dated June 7, 2005, Shenzhen New Media acquired 100% of Shenzhen Media Investment Co., Ltd. ("Shenzhen Media"), an entity controlled by three common owners of Media Challenge. Shenzhen Media was formed on October 22, 2003, under the laws of the PRC. China Marketing completed the acquisition of Shenzhen Media on December 21, 2005, and Shenzhen Media is now a wholly owned subsidiary of Shenzhen New Media. The transaction was accounted for as a transfer of entities under common control.

In October 2004, Shenzhen Media formed a new wholly owned subsidiary in the PRC known as Beijing Media Management and Consulting Co., Ltd. ("Beijing Media").

In November 2005, Shenzhen New Media formed a new wholly owned subsidiary in the PRC known as Shenzhen New Media Advertising Co., Ltd. ("NMA"). The registered capital of NMA is one million RMB, i.e., 122,100USD (exchange rate as 1USD: 8.19 RMB).

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

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). This basis differs from that used in the statutory accounts of Shenzhen New Media, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the financial statements in accordance with US GAAP. These statements have been retroactively restated to show the effects due to the consolidation of Shenzhen Media and reverse merger wherein the Company assumed the capital structure of China Marketing and a 1 for 10 reverse stock split that was effected on January 25, 2006.

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

Magazines

The Company published two magazines – China Marketing and China Business & Trade. It published three issues of China Marketing each month, namely Sales edition, Channel edition and Case edition and one issue of China Business & Trade, which was the Training edition,

The Company recognizes revenues for the advertising sales ratably over the periods when the customer’s advertisements are published. Total revenue from the advertising sales is $2,260,994 and $1,862,303 during the six months ended June 30, 2006 and 2005, respectively.

The Company recognizes revenue from the publishing of above magazines when the risks and rewards of ownership of the goods have transferred to the customer, which is usually on delivery or when title passes. Total revenue from the publishing business is $716,020 and $836,524 for the six months ended June 30, 2006 and 2005, respectively.

Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the useful lives of the assets. Major renewals and betterments are capitalized and depreciated; maintenance and repairs that do not extend the life of the respective assets are charged to expense as incurred. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accountsand any gain or loss is included in income. Depreciation related to property and equipment used in production is reported in cost of sales. Property and equipment are depreciated over their estimated useful lives.

Depreciation expense for the six months ended June 30, 2006 and six months ended June 30, 2005 are $10,527 and $2,597, respectively.

CHINA MARKETING MEDIA HOLDINGS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Long-term assets of the Company are reviewed annually to assess whether the carrying value has become impaired according to the guidelines established in Statement of Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." No impairment of assets was recorded in the periods reported.

Intangible Assets

In accordance with SFAS 142, "Goodwill and Other Intangible Assets", Goodwill amounts are not amortized, but rather are tested for impairment at least annually. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives, which is the ten years of the "license agreement." The carrying amount of the asset is reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. No intangible asset impairment charges are deemed necessary for the six months ended June 30, 2006.

License amortization expense included in cost of sales for the six months ended June 30, 2006 and six months ended June 30, 2005 as $62,947and $61,717, respectively.

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

Third, agency distribution involves delivery of our magazines to sales agents who then distribute the magazines to retail agents at various locations throughout China. Usually we grant sales agents a two-month return privilege. Average return rate for the six months ended June 30, 2006 is 17%.

In accordance with the provisions of SFAS 48, "Criteria for Recognizing Revenue When Right of Return Exists.":

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

Advertising and Promotion Expense

Advertising and promotion costs are expensed as incurred. The Company incurred $3,745 and $2,234 of advertising and promotion expenses for the six months ended June 30, 2006 and six months ended June 30, 2005 respectively.

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

Basic earning per share	Six months ended	Six months ended
	June 30,	June 30,
	2006	2005
NUMERATOR FOR BASIC AND DILUTED EPS
Net income to common stockholders	$340,733	$911,724

DENOMINATORS FOR BASIC AND DILUTED EPS
Weighted average shares of common stock outstanding	27,586,002	27,586,002

EPS - Basic and fully diluted	$0.01	$0.03

Major Sale Agents for the Advertising Business

Approximately 51% of the Company’s sales are generated from its three major sale agents in the PRC. The representatives solicited advertising from the general public in their designated geographic territory. The Company’s magazines are believed to be well established and recognized by the general public. In this regard, the management believes no severe impact on the company sales would result if any of the sale agents are lost.

Major Distribution Agents for the Publishing Business

Approximately 27% of the Company’s magazines are distributed by three major distribution agents in the PRC. The distribution agents are distributing the magazines to the retail outlets in their designated geographic territory. The Company’s magazines are believed to be well established and recognized by the general public. In this regard, the management believes no severe impact on the Company sales would result if any of the distributing agents are lost.

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

CHINA MARKETING MEDIA HOLDINGS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The company has implemented SFAS No.109 "Accounting for Income Taxes", which provides for a liability approach to accounting for income taxes. Deferred income taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. The company has recorded no deferred tax assets or liabilities as of June 30, 2006 and June 30, 2005, since nearly all differences in tax bases and financial statement carrying values are permanent differences.

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

4.

Loan Receivable with Major Sales Agents

The Company had loans receivable amounting to $1,050,568 as of June 30, 2006 and $1,018,587 as of December 31, 2005 respectively. The Company loaned money to the Company’s major sales agents. The loans are unsecured, and bear no interest. These loans have no fixed payment schedule and are payable on demand.

5.

Prepaid Expenses

Prepaid expenses consist primarily of prepayments made to the unrelated company in advance for future financial and legal consultation services. The advance payments are meant to assure delivery of the services in time. As of June 30, 2006, prepaid balance under these arrangements totaled $378,582.

6.

Related Party Transactions with an Affiliate

CMO is an affiliate owned by the PRC government. CMO is controlled and directed by a director and major shareholder of the Company. Transactions with CMO are listed as follows:

 CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2006

Contract Receivable	$708,741
Loan receivable	978,330
Less: Payable, zero interest rate	3,411,250
Net balance: amount due to CMO, zero interest	$1,724,179

Operation and Management Right Agreement

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

CMO’s revenue and expenses have been included in the consolidation financial statements for the six months ended June 30, 2006 and 2005 and are presented in the following table.

	Six Months Ended
	June 30, 2006	June 30, 2005

Revenue	1,353,141	1,550,330
Cost of sales	1,080,588	963,293
Gross profit	272,553	587,037
Expenses	326,509	232,864
Income before tax	(53,956)	354,173
Income tax	-	116,877
Net income	(53,956)	237,296

The Company had a negative contract receivable of $53,956 as of June 30, 2006.

7.

Related Party Receivable with Directors

The company loaned money to our directors, Yingsheng Li, Xiaofeng Ding and Dongsheng Ren. The loans are unsecured, non-interest bearing. The balances due from the directors were $2,512,526 as of June 30, 2006. The balance bears no interest and is payable on demand. These loans have been paid off by the end of March 2007.

8.

Dividends

The Company had revoked declared dividends amounted to $972,754 on January 1, 2006. The dividends balance of $293,751 declared in year 2005 are payable to CMO, a previous shareholder.

9.

Income Taxes Expense

The Company is currently subject to income taxes according to applicable tax laws in the PRC. The tax rates are 0% for Shenzhen New Media Advertising Company Ltd., 15% for Shenzhen New Media, 15% for Shenzhen Media and 33% for CMO. The provision for income taxes for the six months ended June 30, 2006 and 2005 are $89,671 and $317,156, respectively.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Pursuant to the laws and regulations in the PRC, Shenzhen New Media Advertising company Ltd., as a wholly foreign owned enterprise in the PRC, is entitled to an exemption from the PRC enterprise income tax for two years commencing from its first profitable year in 2006.

10.

Lease Commitment

The Company leases an office space located at Room 3302, Jiangsu Building, Yitian Road, Shenzhen, 518026, PRC. This lease requires a monthly payment of $3,778 from April 2005 to March 2007.

The future lease commitment for the office lease is $22,666 and $ 7,555 for 2006 and 2007, respectively.

11.

Concentrations and Risk

The Company’s major operations are through an agreement with its affiliate, CMO, as discussed in Note 6. CMO is owned by the PRC government. All the revenues are generated through selling and advertising space in the magazines owned by CMO. The agreement between the Company and CMO will expire in 2013, and it is unknown whether the agreement will be renewed. A change in the political climate in the PRC could also have a material adverse effect on the Company’s business.

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

13.

Recapitalization

On December 31, 2005 China Marketing acquired Media Challenge whose only business was the 100% ownership of Shenzhen New Media. This acquisition transaction involved an issuance of 22,808,002 post reverse split shares of China Marketing common stock in exchange for 100% of the outstanding shares of Media Challenge, and was accounted for as a reverse merger, whereby the accounts of Media Challenge became those of China Marketing. The accounts of the accounting acquirer, Media Challenge, included herein have been adjusted to reflect the capital structure of the parent retroactive to the beginning of the first period presented in accordance with rules for reverse merger accounting.

On February 7, 2006 the Company changed its name from Infolife, Inc. to China Marketing Media Holdings, Inc.

In March 2005, Shenzhen Media, an entity controlled by three common owners of Media Challenge, increased its registered capital by RMB 5,000,000 (USD 603,865). After the reverse merger, the increased registered capital of $603,865 of Shenzhen Media was consolidated into the Company’s financial statements as increased contributed capital for year 2005.

On January 25, 2006 the Company effected a 1 for 10 reverse stock split, after which it issued 22,808,002 shares of the Company’s common stock pursuant to an share exchange agreement entered into by and between the Company and the shareholders of Media Challenge. Immediately prior to the reverse stock split there were 47,780,000 shares of common stock outstanding, and immediately following the reverse split and the issuance required by the Exchange, there were 27,586,002 shares of common stock outstanding. The financial statements have been retroactively restated to show the effects of the reverse stock split as if they had occurred at the beginning of the first period presented.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140". The statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Statement is effective for financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company expects that the Statement will have no material impact on its consolidated financial statements.

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

In October 2005, the FASB issued Staff Position No. FAS 13-1, "Accounting for Rental Costs Incurred during a Construction Period". This position addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. Management believes that this position has no application to the Company.

In May 2005, the FASB issued ("SFAS No. 154"), which replaced Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles. It requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact on the Company’s operations will depend on future accounting pronouncements or changes in accounting principles.

In June 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies that the term "Conditional Asset Retirement Obligation" as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a Conditional Asset Retirement Obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Management does not believe the adoption of FIN 47 will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-QSB including the following "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements that are based on our current expectations and are subject to risks, uncertainties and assumptions that could cause, or contribute to causing, actual results to differ materially from those expressed or implied in such forward-looking statements. Important factors that may cause actual results to differ from those projected include the risk factors described in Part I, entitled "Risk Factors" in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, and elsewhere in this Form 10-QSB. Readers should pay particular attention to the descriptions of risks and uncertainties described in this report and in our other filings with the Securities and Exchange Commission. The words "believe," "expect," "anticipate," "project," "targets," "optimistic," "intend," "aim," "will" or similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation or duty to update any such forward-looking statements, except as required by law.

Certain Terms

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

Effective January 25, 2006, we implemented a 1-for-10 reverse stock split of issued and outstanding shares of our common stock which reduced the number of our issued and outstanding shares from 275,860,000 to 27,586,002 shares. Except where specifically indicated, all common share information has been restated to reflect the 1-for-10 reverse split.

Overview of Our Business

During the second quarter of 2006, we experienced solid growth in sales. Sales revenues increased from $1,648,958 for the second quarter of 2005 to $1,762,582 for the second quarter of 2006, representing a 7% increase. The cost of sales was $653,314. As a result, gross margin (the ratio of gross profit to revenues, expressed as a percentage) for the second quarter of 2007 was about 63%.

The following are some highlights for the second quarter of 2006:

  Achieved revenues of $1,762,582 for the second quarter of 2006, an increase of 7% from the same quarter of 2005.

  Gross margin was 63% for the second quarter of 2006, compared to 62% for the same period in 2005.

  Operating profit was $807,301 for the second quarter of 2006, representing a decline in operating profit from $817,734 during the same period in 2005.

  Operating margin (the ratio of operating profit to revenues, expressed as a percentage) was 46% for the second quarter of 2006, compared to 50% during the same period in 2005.

  Net income was $760,177 for the second quarter of 2006, an increase of 25% from the same period of 2005.

  Net margin (the ratio of net income to revenues, expressed as a percentage) was 43% for the second quarter of 2006, compared to 37% for the same period in 2005.
  Fully diluted earnings per share was $0.03 for the second quarter of 2006.

We are a holding company and we have no operations other than administrative matters and the ownership of our direct and indirect operating subsidiaries. Through our indirect Chinese subsidiaries, we are engaged in the business of selling magazines and advertising space in our magazines and providing sales and marketing services. All of our operations, assets, personnel, officers and directors are located in China. During the second quarter of 2006, we published two magazines - China Marketing (Xiao Shou Yu Shi Chang) and China Business & Trade (Zhong Guo Shang Mao) in China. We published three issues of China Marketing per month, including a sales edition, case edition and channel edition. We also published one issue of China Business & Trade per month, which was the training edition.

China Marketing -Sales edition	China Marketing -Case edition

China Marketing -Channel edition	China Business & Trade – Training edition

The following chart illustrates our organizational signature and our respective ownership interest in our various subsidiaries as of the date of this report:

---------------------------------------------------------

(1) Beijing Media Management Consultation Company, or BMMCC, was incorporated in China in October 2004 to carry on consultation, professional training and provide relevant sale and marketing services to business enterprises in China.

(2) Shenzhen Keungxi Technology Company Ltd. or SKTC, was incorporated in China in October 2005. Its business scope includes, among others, sales and development of computer software, computer and communication systems. It also provides information system consulting services. Shenzhen Media holds 48% of the equity of SKTC and three individual shareholders, Wengao Luo, Xi Chen and Bin Li own the remaining 21.5%, 21.5% and 9% of SKTC, respectively.

(3) Sale and Marketing Publishing House, or CMO, is the owner of the "China Marketing" magazine and "China Business & Trade" magazine. It is responsible for providing and editing the contents of these magazines.

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

When we operated under the name Brazos Strategies, Inc., we were an Internet service provider.Thereafter, when we changed our name to Infolife, Inc. we continued our business as Internet service provider in Tomball, Texas. This business was later sold back to the original shareholders of Infolife, Inc.

The Reverse Acquisition Transaction

On December 31, 2005, we entered into a share exchange agreement with Media Challenge, a BVI corporation, and the shareholders of Media Challenge. Pursuant to the share exchange agreement we acquired 121,000 shares of Media Challenge, constituting all of the issued and outstanding capital stock of Media Challenge, in exchange for convertible promissory notes in the principal amount of $441,600. These convertible promissory notes were convertible into 22,808,002 shares of our common stock, but only after the completion of a 1-for-10 reverse split of our common stock that we became obligated to effect pursuant to the share exchange agreement. Thereafter, on January 25, 2006, we completed a 1-for-10 reverse split of our common stock as contemplated by the share exchange agreement. At that time the convertible note issued to Media Challenge also converted into 22,808,002 shares of our common stock and the former stockholders of Media Challenge, Yingsheng Li, Xiaofeng Ding, and Dongsheng Ren became our controlling stockholders. Collectively, they became the owners of about 82% of our outstanding common stock. Media Challenge thereby became our wholly owned subsidiary and the former stockholders of Media Challenge became our controlling stockholders. Immediately prior to the stock split we had 47,780,000 shares of common stock outstanding and immediately following the stock split and the issuance of our common stock pursuant to the share exchange agreement, there were 27,586,002 shares of common stock outstanding.

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

Our Publishing Rights

Our magazines are Chinese publications tailored to the sales and marketing industry. China Marketing was originally published by Sale and Marketing Publishing House, or CMO, under the Light Industrial Ministry of the Henan Provincial Government. On October 22, 2003, the Henan Provincial Government, Shenzhen Niu Si Tai Asset Management Limited Corporation, and CMO incorporated Shenzhen Media under the laws of China. On October 23, 2003, Shenzhen Media entered into a ten year operation and management right agreement with CMO or Operation and Management Right Agreement, pursuant to which from November 1, 2003 to October 31, 2013, Shenzhen Media is obligated to market the magazines, sell the magazines and advertising space, provide strategic planning for the magazines, and train the professional staff of CMO. The agreement was amended on January 8, 2004. Under the terms of the agreement, as amended, Shenzhen Media agreed to pay a lump sum deposit of RMB10,109,300 (approximately $1,220,930) and bear all of the operating costs relating to the publishing of the magazines in exchange of the right to all revenues generated from selling the magazines and their advertising space.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

During the three-month period ended June 30,2006, we generated revenues through sales of our magazines and sales of advertising space in our magazines. The following table summarizes the results of our operations during the three-month period ended June 30, 2006 and ended June 30, 2005, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended June 30, 2005 to the three-month period ended June 30, 2006.

	Three Months Ended
	June 30,
			Increase	%Increase
Item	2006	2005	(Decrease)	(%Decrease)
Revenues	1,762,582	1,648,958	113,624	7%
Cost of Sales	653,314	631,225	22,089	3%
Gross Profit	1,109,268	1,017,733	91,535	9%
Payroll expenses	66,761	43,406	23,355	54%
G&A expenses	235,206	156,593	78,613	50%
Operating Expenses	301,967	199,999	101,968	51%
Other Income (expense)	(8,576)	(5,285)	(3,291)	62%
Provision for Taxes	38,548	204,290	(165,742)	-81%
Net Income	760,177	608,159	152,018	25%

Revenues

Our revenues during the three-month period ended June 30, 2006 amounted to $1,762,582, which is $113,624 or 7% more than the same period in 2005, when we had revenues of $1,648,958. Revenues attributable to sales of our magazines decreased by $247,140 during the three-month period ended June 30, 2006 as compared to the same period in 2005 while advertising revenues for the three-month period ended June 30, 2006 increased by $360,764 as compared to the same period in 2005. The overall increase in our revenues is mainly attributable to the increased advertising revenues. Sales of our magazines decreased during the three-month period ended June 30, 2006 because of the rapid development of online newspaper and magazines that reduced readership generally; however, the circulation volume of our magazines has been maintained at levels that are consistent with our historical experience. As a result, instead of being adversely affected by the decreasing of the circulation volume of our magazines, we generated more advertising revenues during the three-month period ended June 30, 2006 compared to the same period in 2005.

The following table shows the different components comprising our total revenues during the three-month periods ended June 30, 2006 and 2005.

	Three Months	Three Months	Increase	%Increase
Revenue Category	Ended June 30, 2006	Ended June 30, 2005	(Decrease)	(%Decrease)
Magazine Sales	316,770	563,910	(247,140)	-44%
Advertising Space Sales	1,445,812	1,085,048	360,764	33%
Total	1,762,582	1,648,958	113,624	7%

Cost of Sales

Our cost of sales during the three-month period ended June 30, 2006 and during the same period in 2005 was $653,314 and $631,225, respectively, which accounts for 37% and 38%, respectively, as a percentage of total revenues during the applicable periods. The dollar amount of the costs of goods sold increased with the growth of sales.

Expenses

Our expenses consist of payroll and other general and administrative expenses. Payroll expense was $66,761 during the three-month period ended June 30, 2006 compared to $43,406 during the same period of 2005. The difference in payroll expense is mainly a result of increased salaries paid to our employees.

Our other general and administrative expenses were $235,206 (13.34% of total sales) and $156,593 (9.50% of total sales) during the three-month period ended June 30, 2006 and the three-month period ended June 30, 2005, respectively. The increase of our other general and administrative expenses is due to increased legal and professional fees of $66,849, increased travel and transportation expenses of $10,197 and increased office supplies and postage expenses of $1,567.

Income taxes

We are currently subject to income taxes according to applicable tax laws in the PRC. The tax rates are 0% for Shenzhen New Media Advertising Company Ltd., 15% for Shenzhen New Media and Shenzhen Media and 33% for CMO.

We incurred income taxes of $38,548 and $204,290 during the three-month periods ended June 30, 2006 and 2005, respectively or a decrease of 81%. We paid less tax in the second quarter of 2006 because one of our subsidiaries, Shenzhen New Media Advertising Company Ltd., which generated most of our revenues during the three-month period ended June 30, 2006, was exempt from taxes at the national level whereas during the three-month period ended June 30, 2005 most of our revenues came from another subsidiary, Shenzhen New Media, which paid taxes at a rate of 15% on its income..

Net income (profit after taxes)

We earned net income of $760,177 and $608,159 during the three month periods ended June 30, 2006 and 2005, respectively or an increase of 25%. The increase in our net income in the second quarter of 2006 was primarily attributable to the increase of our total revenues, decrease in income tax and the increase of gross profit margin. During the three-month period ended June 30, 2006, the total revenue increased by 7% while the associated cost of sales only increased by 3%.

Six Months Ended June 30, 2006 Compared to Six Months Ended June30, 2005

The following table summarizes the results of our operations during the six month periods ended June 30, 2006 and ended June 30, 2005, and provides information regarding the dollar and percentage increase or (decrease) from the six-month period ended June 30, 2005 to the six-month period ended June 30, 2006.

Revenues

Our revenues during the six-month period ended June 30, 2006 amounted to $2,977,014, which is $278,187 or 10% more than the same period in 2005, when we had revenues of $2,698,827. Revenues attributable to sales of our magazines decreased $120,504 during the six month period ended June 30, 2006 as compared to the same period in 2005 while advertising revenues for the six month period ended June 30, 2006 increased by $398,691 as compared to the same period in 2005. The overall increase in our revenues is attributable to increase of commercial advertising sales. Our commercial advertising space sales revenue is $2,260,994 during the six month period ended June 30, 2006 as compared to the same period in 2005 while commercial advertising space sales is $1,862,303 , which is a $398,691 or 21% increase. Sales of our magazines decreased 14% during the six months period ended June 30, 2006 because of the rapid development of online newspaper and magazines that reduced readership generally and advertising revenue increased during such period because we sold more commercial advertising space than the same period of the prior fiscal year.

Six Months Ended June 30,
			Increase	%Increase
Item	2006	2005	(Decrease)	(%Decrease)
Revenue	2,977,014	2,698,827	278,187	10%
Cost of Sales	1,351,984	1,116,396	235,588	21%
Gross Profit	1,625,030	1,582,431	42,599	3%
Payroll expenses	760,943	85,794	675,149	787%
G&A expenses	417,555	280,887	136,668	49%
Operating Expenses	1,178,498	366,681	811,817	221%
Other Income (expense)	(16,128)	13,130	(29,258)	-223%
Provision for Taxes	89,671	317,156	(227,485)	-72%
Net Income	340,733	911,724	(570,991)	-63%

The following table shows the different components comprising our total revenues during the six month periods ended June 30, 2006 and 2005.

	Six Months	Six Months	Increase	%Increase
Revenue Category	Ended June 30, 2006	Ended June 30, 2005	(Decrease)	(%Decrease)

Magazine Sales	716,020	836,524	(120,504)	-14%

Advertising Space Sales	2,260,994	1,862,303	398,691	21%

Total	2,977,014	2,698,827	278,187	10%

Cost of Sales

Our cost of sales during the six-month period ended June 30, 2006 and during the same period in 2005 was $1,351,984 and $1,116,396, respectively, which accounts for 45% and 41%, respectively, as a percentage of total revenues during the applicable periods. The dollar amount of the costs of goods sold increased with the growth of sales, which was mainly attributable to increased loss of $235,770 on overdue periodicals during the six-month period ended June 30, 2006. Cost of sales as a percentage of revenues increased by about 4% for the six-month period ended June 30, 2006 as compared with the same period in 2005, which is attributable to the same reasons stated above.

Expenses

Our expenses consist of payroll and other general and administrative expenses. Payroll expense was $760,943 during the six-month period ended June 30, 2006 compared to $85,794 during the same period of 2005. The significant difference in payroll expense is mainly a result of $622,902 bonuses that we granted to our directors during the first quarter of 2006.

Our other general and administrative expenses were $417,555 (14% of total sales) and $280,887(10% of total sales) in the 2006 six-month period and the 2005 six-month period, respectively. The increase of our other general and administrative expenses is due to increased legal and professional fees of $110, 564, increased rent expenses of $5,164, increased travel and transportation expenses of $17,581 and increased office supplies and postage expenses of $3,348.

Income taxes

We incurred income taxes of $89,671 during the six-month period ended June 30, 2006. This is a decrease of 72% from the taxes we incurred during the same period in 2005, which amounted to $317,156. We paid less tax in the 2006 six-month period because one of our subsidiaries, Shenzhen New Media Advertising Company Ltd., which generated most of our revenues during the six-month period ended June 30, 2006, was exempt from taxes at the national level whereas during the six-month period ended June 30, 2005 most of our revenues came from another subsidiary, Shenzhen New Media, which paid taxes at a rate of 15% on its income.

Net income (profit after taxes)

We earned net income of $340,733 during the six-month period ended June 30, 2006. This is an decrease of $570,991, or approximately 63% from the net income we earned during the same period in 2005. The decrease in our net income in the 2006 six month period was primarily attributable to $622,902 of bonuses paid to directors for performance compensation.

Liquidity and Capital Resources

As of June 30, 2006, we had a cash balance of $2,591,716 and working capital of $2,332,231. As of June 30, 2006, we did not have any outstanding indebtedness for borrowed money except for a long - term debt of $1,724,179 to CMO, an affiliate of the Company.

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

Currency Fluctuations

Our operating subsidiaries are located in China. All expenses of the subsidiary and revenue received from customers are incurred in China denominated in RMB as the functional currency. Based on Chinese government regulation, all foreign currencies under the category of current accounts are allowed to be freely exchanged with hard currencies. During the past years of operation through July of 2005, there were no significant changes in exchange rates. On July 21, 2005, the Chinese government changed its foreign currency exchange policy from a fixed RMB/USD exchange rate into a flexible rate under the control of the Chinese government. From August 2005 through June 2006, the value of RMB against US dollars appreciated by 1.11%, from RMB8.1/$1 to RMB8.01/$1.

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

Trade Accounts Receivable. Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount becomes questionable. No provision has been made for uncollectible accounts on the June 30, 2006 balance sheet.

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

Third, agency distribution involves delivery of our magazines to distribution agents who then distribute the magazines to retail agents at various locations throughout China. Usually we grant distribution agents a two-month return privilege. Average return rate for the period ended June 30, 2006 was 17%.

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

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules, regulations and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Yingsheng Li, our President and Chief Executive Officer, and Yifang Fu, our chief financial officer, has evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2006. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of June 30, 2006.

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

  Changes in Internal Control Over Financial Reporting. There has been no change to our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

DATED: October 5, 2007

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

*Filed herewith.