Form 10QSB
period 2006-09-30
China Marketing Media Holdings, Inc.
filed 2007-10-10
CIK 1353307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2006

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

Yes    X             No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes___           No    X

The number of shares outstanding of each of the issuer’s classes of common equity, as of October 9, 2007 is as follows:

Class of Securities	Shares Outstanding
Common Stock, no par value	27,586,002

Transitional Small Business Disclosure Format (check one):     Yes___         No    X

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

September 30, 2006
(RESTATED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,629,072
Accounts receivable	9,912
Prepaid expenses	423,230
Deposit	-
TOTAL CURRENT ASSETS	2,062,214

OTHER ASSETS
Due from director	2,341,759
Loan receivables from major sales agents	2,232,831
Investment (equity method)	60,106
Fixed assets (net of accumulated depreciation)	1,018,047
Others	53,275
License agreement (net of accumulated amortization)	905,278
TOTAL OTHER ASSETS	6,611,296

TOTAL ASSETS	$8,673,510

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses and levies	$34,470
Other payable	65,696
Taxes payable	55,149
Dividend payable	297,092
TOTAL CURRENT LIABILITIES	452,407

Long-term debt - related party (affiliate) see note 6	1,695,012

TOTAL LIABILITIES	2,147,419

STOCKHOLDERS' EQUITY
Common stock: no par value; 100,000,000 shares authorized, 27,586,002 shares issued and outstanding	1,112,546
Retained earnings	5,197,632
Accumulated other comprehensive income	215,913
TOTAL STOCKHOLDERS' EQUITY	6,526,091

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,673,510

See accompanying notes to unaudited financial statements

CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(RESTATED)		(RESTATED)
Revenues
Sales revenue	$2,235,428	$1,406,348	$5,212,442	$4,105,175
Cost of goods sold	664,635	614,453	2,016,619	1,730,849
Gross profit	1,570,793	791,895	3,195,823	2,374,326

Expenses
Payroll expenses	74,738	64,793	835,681	150,587
Other general and administrative	376,956	168,028	794,511	448,915
Total expenses	451,694	232,821	1,630,192	599,502

Income from operations	1,119,099	559,074	1,565,631	1,774,824

Other income (expenses)
Interest income	12,057	1,020	37,773	11,635
Interest expense	(75)	(6)	(241)	(246)
Investment loss from unconsolidated subsidiary	(11,704)	-	(30,446)	-
Other	(31,395)	(24,281)	(54,251)	(21,526)
Total other income (expenses)	(31,117)	(23,267)	(47,165)	(10,137)

Net income before taxes	1,087,982	535,807	1,518,466	1,764,687

Provision for income taxes	20,547	98,314	110,298	415,470

Net income	$1,067,435	$437,493	$1,408,168	$1,349,217

Foreign currency translation adjustment	70,377	6,500	119,044	75,794

Comprehensive income	$1,137,812	$443,993	$1,527,212	$1,425,011

Basic and fully diluted earnings per share	$0.04	$0.02	$0.05	$0.05

Weighted average shares outstanding	27,586,002	27,586,002	27,586,002	27,586,002

See accompanying notes to unaudited financial statements

CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2006	2005
	(RESTATED)
Cash flow from operating activities:
Net income	$1,408,168	$1,349,217
Adjustments to reconcile net income to net cash provided by operations:
Amortisation and depreciation	112,323	98,283
Loss on disposals of fixed assets	4,063	-
Investment loss (equity method)	30,446	-
Change in operating assets and liabilities:
Accounts receivable	343,192	6,626
Due from major sales agent	(1,214,244)	(27,275)
Prepaid expenses	(25,238)	200,222
Deposits	59,480	796,053
Other asset	(6,548)	(164,063)
Accounts payable	(9,995)	147
Other payable	33,109	46,381
Taxes payable	(305,861)	140,245
Net cash provided by operations	428,895	2,445,836
Cash flow from investing activities:
Note receivable		545,467
Purchase of fixed assets	(885,371)	(78,254)
Investment (equity method)	(10,793)	-
Net cash used in investing activities	(896,164)	467,213
Cash flow from financing activities:
Loan advanced to directors	-	(2,738,189)
Receipts from directors	477,532	-
Increase of long term debt	52,670	-
Repayment of long term debt	-	(590,706)
Dividend paid	-	(226,528)
Increased in subsidiary registered capital	-	664,251
Net cash provided by financing activities	530,202	(2,891,171)
Increase in cash and cash equivalents	62,933	21,878
Effect on rate changes on cash	102,285	58,089
Cash and cash equivalents, beginning of period	1,463,854	966,988
Cash and cash equivalents, end of period	1,629,072	1,046,955
Supplemental disclosures of cash flow information:
Interest paid in cash	$241	$207

Income taxes paid in cash	$-	$279,156

See accompanying notes to unaudited financial statements

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Nature of operations

China Marketing Media Holdings, Inc. ("China Marketing," or the "Company") was incorporated under the laws of the State of Texas on October 29, 1999.

On December 31, 2005, China Marketing completed a share exchange (the "Exchange") with the shareholders of Media Challenge Holdings Limited ("Media Challenge") pursuant to the terms of an Agreement for Share Exchange dated December 31, 2005. In the Exchange, China Marketing acquired all of the issued and outstanding stock of Media Challenge in exchange for a convertible promissory note in the amount of $441,600 that was converted into 22,808,002 shares of China Marketing common stock upon the completion of a 1-for-10 reverse stock split. The Exchange resulted in the previous controlling shareholders of Media Challenge becoming the controlling shareholders of China Marketing. Consequently, the Exchange is accounted for as a reverse merger, whereby the accounts of Media Challenge are recapitalized to show the adopted capital structure of China Marketing.

Media Challenge was incorporated on August 12, 2004, under the laws of the British Virgin Islands ("BVI"). Media Challenge is a holding company and has no operations other than operations that it conducts through its direct and indirect subsidiaries. One of Media Challenge’s subsidiaries, Shenzhen New Media Consulting Co., Ltd. ("Shenzhen New Media") was incorporated on November 15, 2004 under the law of the People’s Republic of China ("PRC").

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

In October 2004, Shenzhen Media formed a new wholly owned subsidiary in the PRC known as Beijing Media Management Consultation Company ("Beijing Media").

In November 2005, Shenzhen New Media formed a new wholly owned subsidiary in the PRC known as Shenzhen New Media Advertising Co., Ltd. ("NMA"). The registered capital of NMA is one million RMB, i.e., US$ 122,100 (exchange rate as US$ 1: RMB 8.19).

The consolidated entity is hereafter referred to as "the Company."

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

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). This basis differs from that used in the statutory accounts of Shenzhen New Media, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the financial statements in accordance with US GAAP. These statements have been retroactively restated to show the effects due to the consolidation of Shenzhen Media and reverse merger wherein the Company assumed the capital structure of China Marketing and a 1-for-10 reverse stock split that was implemented on January 25, 2006.

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

Magazines

The Company published two magazines – China Marketing and China Business & Trade. It published three issues of China Marketing each month (namely Sales edition, Channel edition and Case edition) and one issue of China Business & Trade, which was the Training edition.

The Company recognizes revenues for the advertising sales ratably over the periods when the customer’s advertisements are published. Total revenue from the advertising sales is $4,152,343 and $2,880,846 during the nine months ended September 30, 2006 and 2005, respectively.

The Company recognizes revenue from the publishing of above magazines when the risks and rewards of ownership of the goods have transferred to the customer, which is usually on delivery or when title passes. Total revenue from the publishing business is $1,060,099 and $1,224,329 for the nine months ended September 30, 2006 and 2005, respectively.

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

Depreciation expense for the nine months ended September 30, 2006 and nine months ended September 30, 2005 is $17,666 and $5,707, respectively.

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

Intangible Assets

In accordance with SFAS 142, "Goodwill and Other Intangible Assets", goodwill amounts are not amortized, but rather are tested for impairment at least annually. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives, which is the ten years of the "license agreement." The carrying amount of the asset is reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. No intangible asset impairment charges are deemed necessary for the nine months ended September 30, 2006.

License amortization expense included in cost of sales for the nine months ended September 30, 2006 and nine months ended September 30, 2005 is $94,656 and $92,576, respectively.

Cost of Goods Sold

Cost of goods sold includes printing, labor costs and amortization incurred by the Company in the production of its magazines. The Company records the estimated cost of returned magazines at the date it delivered the magazines to itsvendors. The Company’s sales are based on three main distribution channels throughout China: (1) postal subscription base distribution; (2) direct order distribution; and (3) agency base distribution.

First, postal subscription channel involves the distribution of the magazines by Chinese post offices. Magazine subscribers can request their subscriptions delivered from the post offices in China. Returns are not allowed for magazines sold through postal subscription.

Second, order distribution involves request made by a subscriber to the Company for a single or multiple issues of magazines that do not involve an ongoing subscription. Upon receipt of order request and payment, the Company delivers the ordered issues to the address requested by the subscriber. Returns are not permitted for magazines sold through direct request subscription.

Third, agency distribution involves delivery of the magazines to sales agents who then distribute the magazines to retail agents at various locations throughout China. Usually the Company grants sales agents a two-month return privilege. Average return rate for the nine months ended September 30, 2006 is 17%.

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

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company recognizes magazine sales revenue in accordance with the provisions of SFAS 48: first, the price to the sale agent is fixed; second, the sale agent has to pay the Company fully upon order request and the payment is not contingent on resale of the magazines; third, the Company is not responsible in the event of theft or physical destruction or damage of the product after delivery; fourth, the Company's sale agents include bookstores, reading group, and culture group, etc.; fifth, the Company has no obligations to resell the magazines distributed to sale agents; finally, the amount of returns can be reasonably estimated.

Advertising and Promotion Expense

Advertising and promotion costs are expensed as incurred. The Company incurred $32,872 and $3,199 of advertising and promotion expenses for the nine months ended September 30, 2006 and nine months ended September 30, 2005 respectively.

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

Basic earning per share	Nine Months Ended
	September 30, 2006	September 30, 2005

NUMERATOR FOR BASIC AND DILUTED EPS
Net income to common stockholders	$1,408,168	$1,349,217

DENOMINATORS FOR BASIC AND DILUTED EPS
Weighted average shares of common stock outstanding	27,586,002	27,586,002

EPS - Basic and fully diluted	$0.05	$0.05

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

Foreign Currency and Comprehensive Income

The accompanying financial statements are presented in US dollars. The functional currency is the Renminbi, or RMB of the PRC. The financial statements are translated into US dollars from RMB at year-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On July 21, 2005, the PRC changed its foreign currency exchange policy from a fixed RMB/USD exchange rate into a flexible rate under the control of the PRC’s government. The Company uses the Closing Rate Method in currency translation of the financial statements of the company.

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

The Company has implemented SFAS No.109 "Accounting for Income Taxes", which provides for a liability approach to accounting for income taxes. Deferred income taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. The Company has recorded no deferred tax assets or liabilities as of September 30, 2006 and September 30, 2005, since nearly all differences in tax bases and financial statement carrying values are permanent differences.

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

Restrictions on Transfer of Assets Out of the PRC

Dividend payments by Shenzhen New Media and its subsidiaries are limited by certain statutory regulations in the PRC. No dividends may be paid by Shenzhen New Media without first receiving prior approval from the State Administration of Foreign Exchange . Dividend payments are restricted to 85% of profits, after tax.

4.     Loan Receivable with Major Sales Agents

The Company had loans receivable amounting to $2,232,831 as of September 30, 2006 and $1,018,587 as of December 31, 2005 respectively. The Company loaned money to the Company’s major sales agents. The loans are unsecured, and bear no interest. These loans have no fixed payment schedule and are payable on demand.

5.     Prepaid Expenses

Prepaid expenses consist primarily of prepayments made to the unrelated company in advance for future financial and legal consultation services. The advance payments are meant to assure delivery of the services in time. As of September 30, 2006, prepaid balance under these arrangements totaled $423,230.

6.     Related Party Transactions with an Affiliate

CMO is an affiliate owned by the PRC government. CMO is controlled and directed by a director and major shareholder of the Company. CMO is not a direct subsidiary of the Company. Transactions with CMO are listed as follows:

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2006

Contract Receivable	$639,168
Loan receivable	1,115,883
Less: Payable, zero interest rate	3,450,063
Net balance: amount due to CMO, zero interest	$1,695,012

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

CMO’s revenue and expenses have been included in the consolidation financial statements for the nine months ended September 30, 2006 and 2005 and are presented in the following table.

	Nine Months Ended
	September 30, 2006	September 30, 2005
Revenue	1,905,148	2,210,360
Cost of sales	1,522,710	1,435,483
Gross profit	382,438	774,877
Expenses	513,197	378,119
Income before tax	(130,759)	396,758
Income tax	-	130,930
Net income	(130,759)	265,828

The Company had a negative contract receivable of $130,759 as of September 30, 2006.

7. Related Party Receivable with Directors

The Company loaned money to our directors, Yingsheng Li, Xiaofeng Ding and Dongsheng Ren. The loans are unsecured, non-interest bearing. The balances due from the directors were $2,404,970 as of September 30, 2006. The balance bears no interest and is payable on demand. These loans have been paid off by the end of March 2007.

8. Dividends

The Company had revoked dividends amounting to $972,754 declared on January 1, 2006. The dividends balance of $297,092 declared in year 2005 are payable to CMO, a previous shareholder.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. Income Taxes Expense

The Company is currently subject to income taxes according to applicable tax laws in the PRC. The tax rates are 0% for Shenzhen New Media Advertising Company Ltd., 15% for Shenzhen New Media, 15% for Shenzhen Media and 33% for CMO. The provision for income taxes for the nine months ended September 30, 2006 and 2005 are $110,218 and $98,314, respectively.

Pursuant to the laws and regulations in the PRC, Shenzhen New Media Advertising company Ltd., as a wholly foreign owned enterprise in the PRC, is entitled to an exemption from the PRC enterprise income tax for two years commencing from its first profitable year in 2006.

10. Lease Commitment

The Company leases two office spaces located at Room 2602, Jiangsu Building, Yitian Road, Shenzhen, 518026, PRC and Room 903-905, Kun Tai International Mansion, Chao Wai Street, Beijing, 100020, PRC. These leases require a monthly payment of $455 from September 2006 to September 2007 and a monthly payment of $4,089 from October 2006 to August 2007.

The future lease commitment for the office lease is $13,634 and $36,356 for 2006 and 2007, respectively.

11. Concentrations and Risk

The Company’s major operations are through an agreement with its affiliate, CMO, as discussed in Note 6. CMO is owned by the PRC government. All the revenues are generated through selling the magazines and advertising spaces in the magazines owned by CMO. The agreement between the Company and CMO will expire in 2013 and it is unknown whether the agreement will be renewed. A change in the political climate in the PRC could also have a material adverse effect on the Company’s business.

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

On January 25, 2006 the Company effected a 1-for -10 reverse stock split, after which it issued 22,808,002 shares of the Company’s common stock pursuant to an share exchange agreement entered into by and between the Company and the shareholders of Media Challenge. Immediately prior to the reverse stock split there were 47,780,000 shares of common stock outstanding, and immediately following the reverse split and the issuance required by the Exchange, there were 27,586,002 shares of common stock outstanding. The financial statements have been retroactively restated to show the effects of the reverse stock split as if they had occurred at the beginning of the first period presented.

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

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15. Restatement

In the course of preparing the late 10–QSB for the third quarter of 2006, the Company has concluded that it will restate its reported results for the interim periods of 2006 for the matters described below. This restatement does not impact revenues, and does impact net income/loss, earnings/loss per share or net assets, although the impact varies from quarter to quarter and may increase or decrease the reported amounts. We will also restate the financial statements for the year ended December 31, 2006 to reflect changes.

The restatement will be limited to four areas:

First, the Company had previously deferred recognition of publishing costs of returns in the same proportion as the recognition of revenues on contracts where a return had been granted to a sales agent. For example, if return terms are 30 to 60 days after delivery, the Company deferred recognition of 17 percent of the total publishing costs attributable to sold magazines. The amount of Cost of Goods Sold, or COGS for the three-month ended September 30, 2006 was increased to $664,635 from $614,653, or an increase of $50,182. The restated statements of operations and balance sheets recognize the costs caused by returns. This restatement will have no impact on revenues. But it will affect the timing of recognition of certain costs, which may move costs from one quarter to another and therefore change the COGS in a given quarter and net assets at the quarter end.

Second, the board of directors of the Company revoked dividend declaration for year 2006 and the dividends which amounted to $622,902 paid out were reclassified as bonuses to directors to compensate their performances for year 2005. In the income statement for the period ended September 30, 2006, the total payroll expenses increased $685, 094 compared to the same period in year 2005. In the balance sheet, the returned earnings were adjusted accordingly. This change has no significant effect on net assets.

Third, the long term debt (see note 6) is a netted balance amount and is affected by the change of COGS as stated above.

Forth, the additional paid in capital of $63,211 was reclassified as payment to shareholders, i.e. the common stock of $1,175,757 was reduced to $1,112,546.

The comparative financial statements are provided as follows:

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	September 30, 2006	September 30, 2006

ASSETS	(RESTATED)	(ORIGINAL)

CURRENT ASSETS
Cash and cash equivalents	$1,629,072	$1,629,072
Accounts receivable	9,912	9,912
Prepaid expenses	423,230	423,230
TOTAL CURRENT ASSETS	2,062,214	2,062,214

OTHER ASSETS
Due from director	2,341,759	2,404,970
Loan receivables from major sales agents	2,232,831	2,232,831
Investment (equity method)	60,106	60,106
Fixed assets (net of accumulated depreciation)	1,018,047	1,018,047
Others	53,275	53,275
License agreement (net of accumulated amortization)	905,278	905,278
TOTAL OTHER ASSETS	6,611,296	6,674,507

TOTAL ASSETS	$8,673,510	$8,736,721

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses and levies	$34,470	$34,470
Other payable	65,696	65,696
Taxes payable	55,149	55,149
Dividend payable	297,092	297,092
TOTAL CURRENT LIABILITIES	452,407	452,407

Long-term debt - related party (affiliate) see note 6	1,695,012	1,336,887

TOTAL LIABILITIES	2,147,419	1,789,294

STOCKHOLDERS' EQUITY
Common stock: no par value; 100,000,000 shares authorized,	1,112,546	1,175,757
27,586,002 shares issued and outstanding
Retained earnings	5,197,632	5,571,649
Accumulated other comprehensive income	215,913	200,021
TOTAL STOCKHOLDERS' EQUITY	6,526,091	6,947,427

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,673,510	$8,736,721

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2006		September 30, 2006
Revenues	(RESTATED)	(ORIGINAL)	(RESTATED)	(ORIGINAL)
Sales revenue	$2,235,428	$2,235,428	$5,212,442	$5,212,442
Cost of goods sold	664,635	546,750	2,016,619	1,662,964
Gross profit	1,570,793	1,688,678	3,195,823	3,549,478

Expenses
Payroll expenses	74,738	74,738	835,681	211,224
Other general and administrative	376,956	376,956	794,511	794,511
Total expenses	451,694	451,694	1,630,192	1,005,735

Income from operations	1,119,099	1,236,984	1,565,631	2,543,743

Other income (expenses)
Interest income	12,057	12,057	37,773	37,773
Interest expense	(75)	(75)	(241)	(241)
Investment loss from unconsolidated subsidiary	(11,704)	(11,704)	(30,446)	(30,446)
Other	(31,395)	(31,395)	(54,331)	(54,331)
Total other income (expenses)	(31,116)	(31,116)	(47,245)	(47,245)

Net income before taxes	1,087,982	1,205,868	1,518,386	2,496,498

Provision for income taxes	20,547	20,547	110,218	110,298

Net income	$1,067,435	$1,185,321	$1,408,168	$2,386,200

Foreign currency translation adjustment	70,376	69,054	119,044	103,152

Comprehensive income	$1,137,811	$1,254,375	$1,527,212	$2,489,352

Basic and fully diluted earnings per share	$0.04	$0.04	$0.05	$0.09

Weighted average shares outstanding	27,586,002	27,586,002	27,586,002	27,586,002

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Nine Month Ended	Nine Month Ended
	September 30, 2006	September 30, 2006

	(RESTATED)	(ORIGINAL)
Cash flow from operating activities:
Net income	$1,408,168	$2,386,280
Adjustments to reconcile net income to net cash provided by operations:
Amortisation and depreciation	112,323	112,323
Loss on disposals of fixed assets	4,063	4,063
Investment loss (equity method)	30,446	30,446
Change in operating assets and liabilities:		-
Accounts receivable	343,192	343,192
Due from major sales agent	(1,214,244)	(1,214,244)
Prepaid expenses	(25,238)	(25,238)
Deposits	59,480	59,480
Other asset	(6,548)	(6,548)
Accounts payable	(9,995)	(9,995)
Other payable	33,109	33,109
Taxes payable	(305,861)	(305,861)
Net cash provided by operations	428,895	1,407,005

Cash flow from investing activities:
Purchase of fixed assets	(885,371)	(885,371)
Investment (equity method)	(10,793)	(10,793)
Net cash used in investing activities	(896,164)	(896,164)

Cash flow from financing activities:
Loan advanced to directors	414,321	414,321
Repayment of long term debt	52,670	(305,455)
Dividend paid	-	(604,095)
Increased in subsidiary registered capital	63,211	63,211
Net cash provided by financing activities	530,202	(432,018)

Increase in cash and cash equivalents	62,933	78,823

Effect on rate changes on cash	102,285	86,395

Cash and cash equivalents, beginning of period	1,463,854	1,463,854

Cash and cash equivalents, end of period	1,629,072	1,629,072

Supplemental disclosures of cash flow information:
Interest paid in cash	$241	$241

Income taxes paid in cash	$-	$-

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

Certain Terms

Except as otherwise indicated by the context, references to "we," "us," "our," or "the Company" are to China Marketing Media Holdings, Inc. and its subsidiaries. References to "Media Challenge" are references to Media Challenge Holdings Limited, a British Virgin Islands company. Unless the context otherwise requires, all references to (i) "Shenzhen New Media" are to Shenzhen New Media Consulting Co., Ltd.; (ii) "Shenzhen Media" are to Shenzhen Media Investment Co., Ltd.; (iii) "BVI" are to the British Virgin Islands; (iv) "PRC" and "China" are to the People’s Republic of China; (v) "U.S. dollar," "$" and "US$" are to United States dollars; (vi) "RMB" are to Renminbi, the legal currency of China; (vii) "Securities Act" are to the Securities Act of 1933, as amended; and (viii) "Exchange Act" are to the Securities Exchange Act of 1934, as amended.

Effective January 25, 2006, we implemented a 1-for-10 reverse stock split of issued and outstanding shares of our common stock which reduced the number of our issued and outstanding shares from 275,860,000 to 27,586,002 shares. Except where specifically indicated, all common share information has been restated to reflect the 1-for-10 reverse split.

Overview of Our Business

During the third quarter of 2006, we experienced solid growth in sales. Sales revenues increased from $1,406,348 for the third quarter of 2005 to $2,235,428 for the third quarter of 2006, representing a 59% increase. The cost of sales was $664,635. As a result, gross margin (the ratio of gross profit to revenues, expressed as a percentage) for the third quarter of 2006 was about 70%.

The following are some highlights for the third quarter of 2006:

  Achieved revenues of $2,235,428 for the third quarter of 2006, an increase of 59% from the same quarter of 2005.

  Gross margin was 70% for the third quarter of 2006, compared to 56% for the same period in 2005.

  Operating profit was $1,119,099 for the third quarter of 2006, representing a 100% increase in operating profit from $559,074 of the same period in 2005.

  Operating margin (the ratio of operating profit to revenues, expressed as a percentage) was 50% for the third quarter of 2006, compared to 40% during the same period in 2005.

  Net income was $1,067,435 for the third quarter of 2006, representing an increase of 144% from the same period of 2005.

  Net margin (the ratio of net income to revenues, expressed as a percentage) was 48% for the third quarter of 2006, compared to 31% for the same period in 2005.

  Fully diluted earnings per share was $0.04 for the third quarter of 2006.

We are a holding company and we have no operations other than administrative matters and the ownership of our direct and indirect operating subsidiaries. Through our indirect Chinese subsidiaries, we are engaged in the business of selling magazines and advertising space in our magazines and providing sales and marketing services. All of our operations, assets, personnel, officers and directors are located in China. During the third quarter of 2006, we published two magazines - China Marketing (Xiao Shou Yu Shi Chang) and China Business & Trade (Zhong Guo Shang Mao) in China. We published three issues of China Marketing per month, including a sales edition, case edition and channel edition. We also published one issue of China Business & Trade per month, which was the training edition.

China Marketing -Sales edition	China Marketing -Case edition

China Marketing -Channel edition	China Business & Trade – Training edition

The following chart illustrates our organizational structure and our respective ownership interest in our various subsidiaries as of the date of this report:

---------------------------------------------------------
(1) Beijing Media Management Consultation Company, or BMMCC, was incorporated in China in October 2004 to carry on consultation, professional training and provide relevant sale and marketing services to business enterprises in China.

(2) Shenzhen Keungxi Technology Company Ltd., or SKTC, was incorporated in China in October 2005. Its business scope includes, among others, sales and development of computer software, computer and communication systems. It also provides information system consulting services. Shenzhen Media holds 48% of the equity of SKTC and three individual shareholders, Wengao Luo, Xi Chen and Bin Li own the remaining 21.5%, 21.5% and 9% of SKTC, respectively.

(3) Sale and Marketing Publishing House, or CMO, is the owner of China Marketing and China Business & Trade. It is responsible for providing and editing the contents of these magazines.

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

Our Publishing Rights

Our magazines are Chinese publications tailored to the sales and marketing industry. China Marketing was originally published by CMO under the Light Industrial Ministry of the Henan Provincial Government. On October 22, 2003, the Henan Provincial Government, Shenzhen Niu Si Tai Asset Management Limited Corporation, and CMO incorporated Shenzhen Media under the laws of China. On October 23, 2003, Shenzhen Media entered into a ten year operation and management right agreement with CMO, or Operation and Management Right Agreement, pursuant to which from November 1, 2003 to October 31, 2013, Shenzhen Media is obligated to market the magazines, sell the magazines and advertising space, provide strategic planning for the magazines, and train the professional staff of CMO. The agreement was amended on January 8, 2004. Under the terms of the agreement, as amended, Shenzhen Media agreed to pay a lump sum deposit of RMB10,109,300 (approximately $1,220,930) and bear all of the operating costs relating to the publishing of the magazines in exchange of the right to all revenues generated from selling the magazines and their advertising space.

On November 20, 2004, Shenzhen Media and Shenzhen New Media entered into an entrust agreement, or Entrust Agreement, under which Shenzhen Media transferred all of its rights under the Operation and Management Right Agreement to Shenzhen New Media. Shenzhen New Media agreed to pay Shenzhen Media $1.45 million in connection with this transfer of rights. Shenzhen New Media agreed to pay this amount over the 9 year term of the agreement, which is for the full remaining term of the assigned contract. Thereafter, on December 21, 2005, our indirect subsidiary, Shenzhen New Media acquired Shenzhen Media.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

During the three-month period ended September 30,2006, we generated revenues through sales of our magazines and sales of advertising space in our magazines. The following table summarizes the results of our operations during the three-month period ended September 30, 2006 and ended September 30, 2005, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended September 30, 2005 to the three-month period ended September 30, 2006.

	Three Months Ended September 30,
			Increase	% Increase
Item	2006	2005	(Decrease)	(%Decrease)
Revenue	$2,235,428	$1,406,348	$829,080	59%
Cost of Sales	664,635	614,453	50,182	8%
Gross Profit	1,570,793	791,895	778,898	98%
Payroll expenses	74,738	64,793	9,945	15%
G&A expenses	376,956	168,028	208,928	124%
Operating Expenses	451,694	232,821	218,873	94%
Other Income (expense)	(31,117)	(23,267)	(7,850)	34%
Provision for Taxes	20,547	98,314	(77,767)	-79%
Net Income	$1,067,435	$437,492	$629,942	144%

Revenues

Our revenues during the three-month period ended September 30, 2006 amounted to $2,235,428, which is $829,080 or 59% more than the same period in 2005, when we had revenues of $1,406,348. Revenues attributable to sales of our magazines decreased by $43,727 during the three-month period ended September 30, 2006 as compared to the same period in 2005 while advertising revenues for the three-month period ended September 30, 2006 increased by $872,807 as compared to the same period in 2005. The overall increase in our revenues is mainly attributable to the increased advertising revenues. Sales of our magazines decreased during the three-month period ended September 30, 2006 because of the rapid development of online newspaper and magazines that reduced readership generally; however, the circulation volume of our magazines has been maintained at levels that are consistent with our historical experience. As a result, instead of being adversely affected by the decreasing of the circulation volume of our magazines, we generated more advertising revenues during the three-month period ended September 30, 2006 compared to the same period in 2005.

The following table shows the different components comprising our total revenues during the three month periods ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Increase	%Increase
Revenue Category	2006	2005	(Decrease)	(%Decrease)
Magazine Sales	344,079	387,806	(43,727)	-11%
Advertising Space Sales	1,891,349	1,018,542	872,807	86%
Total	2,235,428	1,406,348	829,080	59%

Cost of Sales

Our cost of sales during the three-month period ended September 30, 2006 and during the same period in 2005 was $664,635 and $614,453, respectively, which accounts for 30% and 44%, respectively, as a percentage of total revenues during the applicable periods. The dollar amount of the costs of goods sold increased with the growth of sales.

Expenses

Our expenses consist of payroll and other general and administrative expenses. Payroll expense was $74,738 during the three month period ended September 30, 2006 compared to $64,793 during the same period of 2005. The difference in payroll expense is mainly a result of increased salaries paid to our employees.

Our other general and administrative expenses were $376,956 (17% of total sales) and $168,028 (12% of total sales) during the three months period ended 2006 and the three months period ended 2005, respectively. The increase of our other general and administrative expenses is due to increased legal and professional fees of $133,570, increased travel and transportation expenses of $42,441 and increased office supplies and postage expenses of $32,917.

Income taxes

We are currently subject to income taxes according to applicable tax laws in the PRC. The tax rates are 0% for Shenzhen New Media Advertising Company Ltd., 15% for Shenzhen New Media and Shenzhen Media and 33% for CMO.

We incurred income taxes of $20,547 and $98,314 during the three month periods ended September 30, 2006 and 2005, respectively or a decrease of 79%. We paid less tax in the third quarter of 2006 because one of our subsidiaries, Shenzhen New Media Advertising Company Ltd., which generated most of our revenues during the three-month period ended September 30, 2006, was exempt from taxes at the national level whereas during the three-month period ended September 30, 2005 most of our revenues came from another subsidiary, Shenzhen New Media, which paid taxes at a rate of 15% on its income.

Net income (profit after taxes)

We earned net income of $1,067,435 and $437,493 during the three months period ended September 30, 2006 and 2005, respectively or an increase of 144%. The increase in our net income in the third quarter of 2006 was primarily attributable to the increase of our total revenues, decrease in income tax and the increase of gross profit margin. During the three-months period ended September 30, 2006, the total revenues increased by 59% while the associated cost of sales only increased by 8%.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

The following table summarizes the results of our operations during the nine month periods ended September 30, 2006 and ended September 30, 2005, and provides information regarding the dollar and percentage increase or (decrease) from the nine-month period ended September 30, 2005 to the nine-month period ended September 30, 2006.

	Nine Months Ended
	September 30,
			Increase	%Increase
Item	2006	2005	(Decrease)	(%Decrease)
Revenues	$5,212,442	$4,105,175	$1,107,267	27%
Cost of Sales	2,016,619	1,730,849	285,770	17%
Gross Profit	3,195,823	2,374,326	821,497	35%
Payroll Expenses	835,681	150,587	685,094	455%
G&A Expenses	794,511	448,915	345,596	77%
Operating Expenses	1,630,192	599,502	1,030,690	172%
Other Income (expense)	(47,165)	(10,137)	(37,028)	365%
Provision for Taxes	110,298	415,470	(305,172)	-73%
Net Income	$1,408,168	$1,349,217	$58,951	4%

Revenues

Our revenues during the nine-month period ended September 30, 2006 amounted to $5,212,442, which is $1,107,267 or almost 27% more than the same period in 2005, when we had revenues of $4,105,175. Revenues attributable to sales of our magazines decreased $164,231 during the nine-month period ended September 30, 2006 as compared to the same period in 2005 while advertising revenues for the nine-month period ended September 30, 2006 increased by $1,271,498 as compared to the same period in 2005. The overall increase in our revenues is attributable to increase of advertising sales. Sales of our magazines decreased 13% during the nine months period ended September 30, 2006 because of the rapid development of online newspaper and magazines that reduced readership generally; however, the circulation volume of our magazines has been maintained at levels that are consistent with our historical experience. As a result, instead of being adversely affected by the decreasing of the circulation volume of our magazines, advertising revenue increased during such period.

The following table shows the different components comprising our total revenues during the nine month periods ended September 30, 2006 and 2005.

	Nine Months Ended September 30,		Increase	%Increase
Revenue Category	2006	2005	(Decrease)	(%Decrease)

Magazine Sales	1,060,099	1,224,330	(164,231)	-13%

Advertising Space Sales	4,152,343	2,880,845	1,271,498	44%

Total	5,212,442	4,105,175	1,107,267	27%

Cost of Sales

Our cost of sales during the nine-month period ended September 30, 2006 and during the same period in 2005 was $2,016,619 and $1,730,849, respectively, which accounts for 39% and 42%, respectively, as a percentage of total revenues during the applicable periods. The dollar amount of the cost of goods sold increased with the growth of sales, which was mainly attributable to increased loss of $345,882 on overdue periodicals during the nine-month period ended September 30, 2006. Cost of sales as a percentage of revenues decreased by about 3% for the nine-month period ended September 30, 2006 as compared with the same period in 2005. This improvement is attributable to the decrease of the cost of printing per copy and the decreased total amount of circulation our magazines in year 2006. The decrease in the cost of printing per copy is mainly attributable to the decreased number of pages included in each issue of our magazines during the nine month period in 2006 as compared to the same period in 2005. We reduced the number of pages per issue of our Sales edition and Channel edition of China Marketing from 96 pages to 88 pages. We also reduced the number of pages of our Case edition of China Marketing from 96 pages to 80 pages.

Expenses

Our expenses consist of payroll and other general and administrative expenses. Payroll expense was $835,681 during the nine-month period ended September 30, 2006 compared to $150,587 during the same period of 2005. The significant difference in payroll expense is mainly a result of $622,902 bonus that we granted to our directors during the first quarter of 2006.

Our other general and administrative expenses were$794,511 (15% of total sales) and $448,915 (11% of total sales) in the nine month periods ended September 30, 2006 and 2005, respectively. The increase of our other general and administrative expenses is due to increased legal and professional fees of $246,500, increased travel and transportation expenses of $65,395 and increased office supplies and postage expenses of $33,701.

Income taxes

We incurred income taxes of $110,298 during the nine-month period ended September 30, 2006. This is a decrease of 73% from the taxes we incurred during the same period in 2005, which amounted to $415,470. We paid less tax in the 2006 nine-month period because one of our subsidiaries, Shenzhen New Media Advertising Company Ltd., which generated most of our revenues during the nine-month period ended September 30, 2006, was exempt from taxes at the national level whereas during the nine-month period ended September 30, 2005 most of our revenues came from another subsidiary, Shenzhen New Media, which paid taxes at a rate of 15% on its income.

Net income (profit after taxes)

We earned net income of $1,408,168 during the nine months period ended September 30, 2006. This is an increase of $58,951, or approximately 4% from the net income we earned during the same period in 2005. The increase in our net income in the 2006 nine-month period was primarily attributable to the increase of our total revenues and the decrease in income tax expense.

Liquidity and Capital Resources

As of September 30, 2006, we had a cash balance of $1,629,072 and working capital of $1,609,806. As of September 30, 2006, we did not have any outstanding indebtedness for borrowed money except for a long-term debt of $1,695,012 to CMO, an affiliate of the Company.

We believe that our current cash on hand and continuing revenue from operations are sufficient to maintain operations at their current levels for at least the next twelve months. However, in order to expand operations, management believes that it will be necessary for the Company to raise additional capital either through sale of equity securities or through debt financing. Full implementation of the current expansion plans, which includes the potential acquisition of other magazines and/or advertising businesses will require approximately $10 million in additional capital.

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

Currency Fluctuations

Our operating subsidiaries are located in China. All expenses of the subsidiary and revenue received from customers are incurred in China denominated in RMB as the functional currency. Based on Chinese government regulation, all foreign currencies under the category of current accounts are allowed to be freely exchanged with hard currencies. During the past years of operation through July of 2005, there were no significant changes in exchange rates. On July 21, 2005, the Chinese government changed its foreign currency exchange policy from a fixed RMB/USD exchange rate into a flexible rate under the control of the Chinese government. From August 2005 through September 2006, the value of RMB against US dollars appreciated by 2.3%, from RMB8.1/$1 to RMB7.91/$1.

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

Cash and Cash Equivalents. For purposes of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits held by banks. Deposits held in financial institutions in China are not insured by any government entity or agency.

Trade Accounts Receivable. Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount becomes questionable. No provision has been made for uncollectible accounts on the September 30, 2006 balance sheet.

Revenue Recognition. Revenues are recognized when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred according to the sale terms, (3) the seller's price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured.

The Company recognizes revenue for the advertising sales when the customer’s advertisement has been published. In addition, the Company recognizes revenue from the publishing of magazines when the risks and rewards of ownership of the goods have transferred to the customer, which is usually on delivery or when title passes.

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

Third, agency distribution involves delivery of our magazines to distribution agents who then distribute the magazines to retail agents at various locations throughout China. Usually we grant distribution agents a two-month return privilege. Average return rate for the period ended September 30, 2006 was 17%.

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

We recognize magazine sales revenue in accordance with the provisions of SFAS 48: first, our price to the distribution agent is fixed; second, the distribution agent has to pay us fully upon order request and the payment is not contingent upon resale of the magazines; third, we are not responsible in the event of theft or physical destruction or damage of the product after delivery; fourth, our distribution agents are companies that have their own economic substance and resources to distribute our magazines; fifth, we have no obligations to resell the magazines distributed to distribution agents; finally, the amount of returns can be reasonably estimated.

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

RMB is not freely convertible into the currency of other nations. All such exchange transactions must take place through authorized institutions. There is no guarantee that the RMB amounts could have been, or could be, converted into US dollars at rates used in translation.

Restrictions on Transfer of Assets Out of the PRC. Dividend payments by Shenzhen New Media and its subsidiary are limited by certain statutory regulations in China. No dividends may be paid by Shenzhen New Media without first receiving prior approval from the State Administration of Foreign Exchange. Dividend payments are restricted to 85% of profits, after tax.

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules, regulations and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Yingsheng Li, our President and Chief Executive Officer, and Yifang Fu, our Chief Financial Officer, has evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2006. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of September 30, 2006.

Internal Control Over Financial Reporting. We also maintain internal control over financial reporting. The term "internal control over financial reporting," as defined by regulations of the SEC, means a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting procedures in the U.S., or GAAP, and includes those policies and procedures that:

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

Changes in Internal Control Over Financial Reporting. There has been no change to our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS.

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

DATED: October 10, 2007

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