Form 10QSB
period 2007-09-30
China Marketing Media Holdings, Inc.
filed 2007-11-14
CIK 1353307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2007

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

The number of shares outstanding of each of the issuer's classes of common equity, as of November 14, 2007 is as follows:

Class of Securities	Shares Outstanding
Common Stock, no par value	27,586,002

Transitional Small Business Disclosure Format (check one):     Yes___         No    X

PART I
FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

September 30,
2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,463,446
Accounts receivable	458,149
Prepaid expenses	163,698
Deposit	22,923
TOTAL CURRENT ASSETS	4,108,216

OTHER ASSETS
Deposits - purchase of targets	509,932
Loan receivables from major sales agents	2,518,054
Investment in unconsolidated subsidiary(equity method)	174,419
Related party receivable - affiliates	1,734,823
Goodwill	739,600
Fixed assets (net of accumulated depreciation)	1,164,724
Others	99,688
License agreement (net of accumulated amortization)	818,797
TOTAL OTHER ASSETS	7,760,037

TOTAL ASSETS	$11,868,253

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$148,562
Deferred revenue	8,940
Other payable	85,783
Taxes payable	69,272
TOTAL CURRENT LIABILITIES	312,557

TOTAL LIABILITIES	$312,557

STOCKHOLDERS' EQUITY
Common stock: no par value; 100,000,000 shares authorized,	1,112,546
27,586,002 shares issued and outstanding
Retained earnings	9,736,554
Accumulated other comprehensive income	706,596
TOTAL STOCKHOLDERS' EQUITY	11,555,696

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,868,253

See accompanying notes to unaudited financial statements

CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended		Nine months ended
	September 30,2007	September 30,2006	September 30,2007	September 30,2006
Revenues
Sales revenue	$2,731,348	$2,235,428	$7,493,673	$5,212,442
Cost of goods sold	961,443	664,635	2,257,345	2,016,619
Gross profit	1,769,905	1,570,793	5,236,328	3,195,823

Expenses
Payroll expenses	435,566	74,738	989,769	835,681
Other general and administrative	420,668	377,911	1,315,079	794,511
Total expenses	856,234	452,649	2,304,848	1,630,192

Income from operations	913,671	1,118,144	2,931,480	1,565,631

Other income (expenses)
Interest income	22,813	12,058	34,078	37,773
Interest expense	-	(75)	-	(241)
Investment loss from unconsolidated subsidiary	(8,947)	(11,704)	(35,739)	(30,446)
Other	4,462	(30,441)	15,523	(54,251)
Total other income (expenses)	18,328	(30,161)	13,862	(47,165)

Net income before taxes	931,999	1,087,983	2,945,342	1,518,466

Provision for income taxes	35,343	20,547	63,814	110,298

Net income	$896,656	$1,067,436	$2,881,528	$1,408,168

Foreign currency translation adjustment	147,548	70,376	378,175	119,044

Comprehensive income	$1,044,204	$1,137,812	$3,259,702	$1,527,212

Basic and fully diluted earnings per share	$0.03	$0.04	$0.10	$0.05

Weighted average shares outstanding	27,586,002	27,586,002	27,586,002	27,586,002

See accompanying notes to unaudited financial statements

CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine month ended	Nine month ended
	September 30,	September 30,
	2007	2006
Cash flow from operating activities:
Net income	$2,881,528	$1,408,168
Adjustments to reconcile net income to net cash provided by operations:
Amortization and depreciation	194,924	112,323
Loss on disposals of fixed assets	6,530	4,063
Investment loss (equity method)	35,739	30,446
Change in operating assets and liabilities:
Accounts receivable	(298,902)	343,192
Due from major sales agent	(1,857,278)	(1,214,244)
Prepaid expenses	82,837	(25,238)
Deposits	-	59,480
Settlement receivable	352,604	-
Other asset	129,724	(6,548)
Accounts payable	(116,789)	(9,995)
Deferred revenue	(86,876)	-
Other payable	(83,975)	33,109
Taxes payable	(31,594)	(305,861)
Net cash provided by operations	1,208,472	428,894
Cash flow from investing activities:
Purchase of fixed assets	-	(885,371)
Deposits - purchase of targets	(509,932)	-
Cash acquired from subsidiary	112,931	-
Receipts of due from directors	946,285	477,532
Loan receivable from affiliates	(1,705,449)	-
Advances to investment in Ltd.	-	(10,793)
Net cash used in investing activities	(1,156,165)	(418,632)
Cash flow from financing activities:
Increase of long term debt	-	52,670
Dividend paid	(307,585)	-
Payment to related party payables	(1,607,279)	-
Net cash provided by (used in)financing activities	(1,914,864)	52,670
Increase (decrease) in cash and cash equivalents	(1,862,557)	62,932

Effect on rate changes on cash	198,163	17,036

Cash and cash equivalents, beginning of period	5,127,840	966,987

Cash and cash equivalents, end of period	$3,463,446	$1,046,955
Supplemental disclosures of cash flow information:
Interest paid in cash	$-	$166
Income taxes paid in cash	$31,876	$419,989

See accompanying notes to unaudited financial statements

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

On March 26, 2007, Shenzhen New Media acquired 100% of Shenzhen Caina Brand Consultant Company ("Shenzhen Caina"). Shenzhen Caina owns 100% Beijing Caina Xianliang Marketing and Layout Company ("Beijing Caina"). After the acquisition, Shenzhen New Media owned 100% of Shenzhen Caina and Beijing Caina. Both Shenzhen Caina and Beijing Caina provide consulting services to clients concerning advertising and marketing matters (see note 4).

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

2.

Basis of Presentation (continued)

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). This basis differs from that used in the statutory accounts of Shenzhen New Media, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the financial statements in accordance with US GAAP. These statements have been retroactively restated to show the effects due to the consolidation of Shenzhen Media (see note 4) and reverse merger wherein the Company assumed the capital structure of China Marketing and a 1-for-10 reverse stock split that was effected on January 25, 2006.

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

The Company recognizes revenues for the advertising sales ratably over the periods when the customer's advertisements are published. Total revenue from the advertising sales is $4,709,161 and $4,152,343 during the nine months ended September 30, 2007 and 2006, respectively.

The Company recognizes revenue from the publishing of above magazines when the risks and rewards of ownership of the goods have transferred to the customer, which is usually on delivery or when title passes. Total revenue from the publishing business is $1,077,548 and $1,060,099 for the nine months ended September 30, 2007 and 2006, respectively.

3.

Summary of Significant Accounting Policies (continued)

In addition, the Company recognizes revenues from consulting services on advertising matters when the services have been rendered. Total revenue from the consulting business is $1,706,964 and $Nil during the nine months ended September 30, 2007 and 2006, respectively.

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

Depreciation expense for the nine months ended September 30, 2007 and nine months ended September 30, 2006 was $95,686 and $17,666, respectively. The increase of depreciation expense is mainly due to purchasing of offices.

Long-term assets of the Company are reviewed annually to assess whether the carrying value has become impaired according to the guidelines established in Statement of Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." No impairment of assets was recorded in the periods reported.

Intangible Assets

In accordance with SFAS 142, "Goodwill and Other Intangible Assets", Goodwill amounts are not amortized, but rather are tested for impairment at least annually. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives, which is the ten years of the "license agreement." The carrying amount of the asset is reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. No intangible asset impairment charges are deemed necessary for the nine months ended September 30, 2007.

License amortization expense included in cost of sales for the nine months ended September 30, 2007 and 2006 was $99,238 and $94,657, respectively.

3.

Summary of Significant Accounting Policies (continued)

Goodwill on acquisition of subsidiaries

On March 26, 2007, the Company acquired 100% of Shenzhen Caina, an entity formerly owned by an individual not related to the Company. Shenzhen Caina owns 100% of Beijing Caina. After acquisition, Shenzhen New Media owns 100% of Shenzhen Caina and Beijing Caina. Both Shenzhen Caina and Beijing Caina provide consulting services to clients regarding advertising and marketing matters. Goodwill on acquisition of the above-mentioned subsidiaries was calculated as follows:

		RMB	USD
Purchase consideration	Ұ	8,000,000	$1,065,133
Less: Net assets at fair value
Cash and cash equivalents		848,200	112,931
Accounts receivable		934,000	124,354
Prepaid expenses		110,236	14,677
Deposit		248,532	33,090
Others		544,100	72,443
Related party receivable		1,180,920	157,230
Fixed assets		1,365,173	181,761
Accumulated depreciation		(142,390)	(18,958)
Accrued expenses and levies		(1,409,544)	(187,669)
Other payable		(1,066,164)	(141,951)
Taxes payable		(168,051)	(22,375)
Net assets acquired	Ұ	2,445,013	$325,533
Goodwill on acquisition	Ұ	5,554,987	$739,600
Acquisition of subsidiaries (net of cash acquired)	Ұ	848,200	$112,931

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

Third, agency distribution involves delivery of our magazines to sales agents who then distribute the magazines to retail agents at various locations throughout China. Usually we grant sales agents a two-month return privilege. Average return rate for the nine months ended September 30, 2007 is 17%.

In accordance with the provisions of SFAS 48, "Criteria for Recognizing Revenue When Right of Return Exists,": If an enterprise sells its product but gives the buyer the right to return the product, revenue from the sales transaction shall be recognized at time of sale only if all of the following conditions are met:

3.

Summary of Significant Accounting Policies (continued)

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

Advertising and Promotion Expense

Advertising and promotion costs are expensed as incurred. The Company incurred $80,926 and $32,872 of advertising and promotion costs for the nine months ended September 30, 2007 and nine months ended September 30, 2006 respectively.

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

Basic earnings per share
	Nine months ended,	Nine months ended,
	September 30, 2007	September 30, 2006

NUMERATOR FOR BASIC AND DILUTED EPS	$2,881,528	$1,408,168
Net income to common stockholders
DENOMINATORS FOR BASIC AND DILUTED EPS
Weighted average shares of common stock outstanding	27,586,002	27,586,002

EPS - Basic and Diluted	$0.10	$0.05

3.

Summary of Significant Accounting Policies (continued)

Major Sale Agents for the Advertising Business

Approximately 64% of the Company's advertising sales are generated from its four major sale agents in the PRC. The representatives solicited advertising from general public in their designated geographic territory. The Company's magazines are believed to be well established and recognized by the general public. In this regard, the management believes no severe impact on the Company sales would result if any of the distributing agents are lost.

Major Distribution Agents for the Publishing Business

Approximately 25% of the Company's magazines are distributed by three major distribution agents in the PRC. The distribution agents are distributing the magazines to the retail outlets in their designated geographic territory. The Company's magazines are believed to be well established and recognized by the general public. In this regard, the management believes no severe impact on the Company sales would occur if it lost of any of the distributing agents.

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

The company has implemented SFAS No.109 "Accounting for Income Taxes", which provides for a liability approach to accounting for income taxes. Deferred income taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. The company has recorded no deferred tax assets or liabilities as of September 30, 2007 since nearly all differences in tax bases and financial statement carrying values are permanent differences.

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

4.

Business Combinations between Entities under Common Control

The Company entered into a stock purchase agreement, dated March 7, 2005, with Shenzhen Media. Shenzhen Media was formed on October 22, 2003 as a limited liability company in the PRC and was 61.81% owned by three of the Company's directors and 38.19% owned by a minority entity, Sale and Marketing Publishing House ("CMO"). CMO is controlled by a common director of our Company. Pursuant to the agreement, the Company purchased all of the stock of Shenzhen Media for a total purchase price of RMB 27,790,000. The Company completed the acquisition of Shenzhen Media on December 21, 2005 and Shenzhen Media is now a wholly owned subsidiary of Shenzhen New Media.

The acquisition was accounted for as a transfer of entities under common control. Accordingly, the operations of Shenzhen Media for the years ended December 31, 2006 and 2005 are included in the consolidated statements as if the transaction had occurred at the beginning of the first period presented, each account stated at its historical cost.

5.

Loan Receivable from Major Sales Agents

The Company had loans receivable amounting to $2,518,054 as of September 30, 2007. Loans were provided to the Company's major sales agents. The loans are unsecured, and bear no interest. These loans have no fixed payment schedule and are payable on demand.

6.

Prepaid Expenses

Prepaid expenses consist primarily of prepayments made to the unrelated company in advance for future financial and legal consultation services. The advance payments are meant to assure delivery of the services in time. As of September 30, 2007, prepaid balance under these arrangements totaled $163,698.

7.

Deposit – purchase of target companies

On March 20, 2007, Shenzhen New Media signed a Letter of Intent in anticipation of an acquisition of 100% equity interest in Chongqing Jingjie Media ("Chongqing Jingjie"). Shenzhen New Media paid RMB 1,300,000 (approximately $170,704) as a purchase deposit. Both parties agreed that if the acquisition of Chongqing Jingjie is not consummated, Chongqing Jingjie has the obligation to return the full amount of the purchase deposit to Shenzhen New Media within three days after receiving a written notice from Shenzhen New Media. On September 28, 2007, Chongqing Jingjie returned the full amount of the purchase deposit to Shenzhen New Media after both parties agreed to cancel the deal.

On April 20, 2007, Shenzhen New Media and Beijing Sige New Materials Lab Company ("Beijing Sige") signed a non-binding equity purchase agreement, pursuant to which Shenzhen New Media paid RMB2,830,000 (approximately $376,791) to Beijing Sige in April 2007 as a purchase deposit in anticipation of an acquisition of 55% equity interest in Beijing Sige. Under the agreement, both parties agreed that if the acquisition of Beijing Sige is not consummated finally, Beijing Sige has the obligation to return the full amount of the purchase deposit to Shenzhen New Media within three days after receiving a written notice from Shenzhen New Media..

On June 9, 2007, Shenzhen New Media signed a letter of intent in anticipation of an acquisition of 100% operation rights in Zhongzhou Jingu Magazine. Shenzhen New Media paid RMB1,000,000 (approximately $133,141) as a purchase deposit. Both parties agreed that if the acquisition of operation rights of Zhongzhou Jingu Magazine is not consummated finally, it has the obligation to return the full amount of the deposit to Shenzhen New Media within three days after receiving a written notice from Shenzhen New Media.

8.

Related Party Transactions with an Affiliate

CMO, an affiliate owned by the PRC government, is controlled and directed by a common director and major shareholder of the Company. CMO is not a direct subsidiary of the Company.

8.

Related Party Transactions with an Affiliate (continued)

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

Shanghai Caina Sales and Marketing Consulting Company is an affiliate owned and controlled by Mr. Zhu Yutong, CEO of Shenzhen Caina. Shenzhen Caina loaned $38,611 to Shanghai Caina Sales and Marketing Consulting Company to develop businesses for Shenzhen Caina.

Shenzhen Caina Corporate Image Consulting and Design Company is an affiliate owned and controlled by Mr. Zhu Yuhong, brother of Mr. Zhu Yutong. Shenzhen Caina loaned $65,239 to Shenzhen Caina Corporate Image Consulting and Design Company to develop businesses for Shenzhen Caina.

Related party balance as of September 30, 2007 as follows:

Nine months ended
September 30, 2007
Loan receivable - CMO	$1,630,973
Loan receivable - Shenzhen Caina Corporate Image Consulting and Design Company	65,239
Loan receivable - Shanghai Caina Sales and Marketing Consulting Company	38,611
Total of related party receivables	$1,734,823

The above loans are unsecured, and bear no interest. These loans have no fixed payment schedule and are payable on demand.

9.

Income Taxes Expense

The Company is currently subject to income taxes according to applicable tax laws in the PRC. The tax rates are 0% for Shenzhen New Media Advertising Company Ltd., 15% for Shenzhen New Media, 15% for Shenzhen Caina, 15% for Shenzhen Media and 33% for CMO. The provision for income taxes for the nine months ended September 30, 2007 and 2006 are $63,814 and $110,298 respectively.

Pursuant to the laws and regulations in the PRC, Shenzhen New Media Advertisement, as a wholly foreign owned enterprise ("WFOE") in the PRC, is entitled to an exemption from the PRC enterprise income tax for two years commencing from its first profitable year in 2006.

10.

Lease Commitment

The Company leases three office spaces located at Room 101-114, Jinglian Garden, Jingtian Road, Futian District, Shenzhen, 518000, PRC, Room 903-905, Kun Tai International Mansion, Chao Wai Street, Beijing, 100020, PRC and 17/F, Tower 5, Wanda Square, Beijing, 100200, PRC. These leases require monthly payments as of following: a monthly payment of $15,569 from April 2007 to November 2007, a monthly payment of $4,182 from April 2007 to August 2007 and a monthly payment of $ 2,801 from April 2007 to October 2007, respectively. And the leases are renewed

The future lease commitment for the office lease is $172,001, $181,241 and $120,827, $168,182 for year 2007, year 2008, year 2009 and year 2010 respectively.

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

13.

Recapitalization

On December 31, 2005, China Marketing acquired Media Challenge whose only business was the 100% ownership of Shenzhen New Media. This acquisition transaction involved an issuance of 22,808,002 post reverse split shares of China Marketing common stock in exchange for 100% of the outstanding shares of Media Challenge, and was accounted for as a reverse merger, whereby the accounts of Media Challenge became those of China Marketing. The accounts of the accounting acquirer, Media Challenge, included herein have been adjusted to reflect the capital structure of the parent retroactively to the beginning of the first period presented in accordance with rules for reverse merger accounting.

On February 7, 2006, the Company changed its name from Infolife, Inc. to China Marketing Media Holdings, Inc.

In March 2005, Shenzhen Media, an entity controlled by three common owners of Media Challenge, increased its registered capital by RMB 5,000,000 (USD 603,865). After the reverse merger, the increased registered capital of $603,865 of Shenzhen Media was consolidated into the Company's financial statements as increased contributed capital for year 2005.

On January 25, 2006, the Company effected a 1-for -10 reverse stock split, after which it issued 22,808,002 shares of the Company's common stock pursuant to an share exchange agreement entered into by and between the Company and the shareholders of Media Challenge. Immediately prior to the reverse stock split there were 47,780,000 shares of common stock outstanding, and immediately following the reverse split and the issuance required by the Exchange, there were 27,586,002 shares of common stock outstanding. The financial statements have been retroactively restated to show the effects of the reverse stock split as if they had occurred at the beginning of the first period presented.

14.

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

This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. This statement applies to all entities, including not for profit.The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact adoption of SFAS No. 159 will have on its consolidated financial statements.

14.

Recent Accounting Pronouncements (continued)

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

Certain Terms

In this report, unless indicated otherwise, references to:

  "China Marketing Media," "the Company," "we," "us," or "our" refer to the combined business of all of the entities that form our consolidated business enterprise;

  "China," "Chinese" and "PRC" refer to the People's Republic of China;

  "Shenzhen New Media" refer to Shenzhen New Media Consulting Co., Ltd.;

  "Shenzhen Media" refer to Shenzhen Media Investment Co., Ltd.;

  "BVI" refer to the British Virgin Islands;

  "SEC" refer to the United States Securities and Exchange Commission;

  "Exchange Act" refer to the Securities Exchange Act of 1934, as amended;

  "RMB" refer to Renminbi, the legal currency of China; and

  "U.S. dollar," "$" and "US$" refer to the legal currency of the United States.

Effective January 25, 2006, we implemented a 1-for-10 reverse stock split in issued and outstanding shares of our common stock which reduced the number of our issued and outstanding shares from 275,860,000 to 27,586,002 shares. Unless otherwise indicated, all share and per share information contained herein has been adjusted to give effect to such reverse stock split.

Overview Our Business

China Media Holding is a Texas holding company that does not have no operations other than administrative matters and the ownership of its direct and indirect operating subsidiaries. Through our indirect Chinese subsidiaries, we are engaged in the business of selling magazines and advertising space in our magazines and providing sales and marketing services. All of our operations, assets, personnel, officers and directors are located in China. During the third quarter of 2007, we published a magazine - China Marketing (Xiao Shou Yu Shi Chang) in China. We published three issues of China Marketing per month, including a sales edition, case edition and channel edition.

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

Third Quarter Financial Performance Highlights

The following are some financial highlights for the third quarter of 2007:

  Revenues: Our revenues were approximately $2.73 million for the third quarter of 2007, an increase of 22% from the same quarter of last year.
  Gross Margin: Gross margin was 65% for the third quarter of 2007, as compared to 70% for the same period in 2006.
  Operating Profit: Operating profit was approximately $0.91 million for the third quarter of 2007, a decline from approximately $1.12 million of the same period last year.
  Net Income: Net income was approximately $0.90 million for the third quarter of 2007, a decline of 16% from the same period of last year.
  Fully diluted earnings per share was $0.03 for the third quarter of 2007.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

During the three-month period ended September 30, 2007, we generated revenues through sales of our magazines, sales of advertising space in our magazines and proving sales and marketing consulting services. The following table summarizes the results of our operations during the three month periods ended September 30, 2007 and ended September 30, 2006, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended September 30, 2006 to the three-month period ended September 30, 2007.

Three Months Ended
September 30,
			Increase	%Increase
Item	2007	2006	(Decrease)	(%Decrease)
Revenue	2,731,348	2,235,428	495,920	22%
Cost of Sales	961,443	664,635	296,808	45%
Gross Profit	1,769,905	1,570,793	199,112	13%
Payroll expenses	435,566	74,738	360,828	483%
G&A expenses	420,668	377,911	42,757	11%
Operating Expenses	856,234	452,649	403,585	89%
Other Income (expense)	18,328	(30,161)	48,489	-161%
Provision for Taxes	35,343	20,547	14,796	72%
Net Income	896,656	1,067,436	(170,780)	-16%

Revenue

Our revenues during the three-month period ended September 30, 2007 were $2,731,348, which is $495,920 or 22% more than the same period in 2006, when we had revenues of $2,235,428. Revenues attributable to sales of our magazines decreased by $749 during the three-month period ended September 30, 2007 as compared to the same period in 2006 while advertising revenues for the three-month period ended September 30, 2007 decreased by $173,614 as compared to the same period in 2006. The overall increase in our revenues is attributable to our new subsidiary, Shenzhen Caina, which contributed revenues of $670,283 by providing advertising consulting services.

The following table shows the different components comprising our total revenues during the three month periods ended September 30, 2007 and 2006.

	Three Months	Three Month	Increase	%Increase
Revenue Category	Ended 9/30/07	Ended 9/30/06	(Decrease)	(%Decrease)

Magazine Sales	343,330	344,079	(749)	-0.22%
			-
Advertising Space Sales	1,717,735	1,891,349	(173,614)	-9%
			-
Consulting services	670,283	-	670,283	100%

Total	2,731,348	2,235,428	495,920	22%

Cost of Sales

Our cost of sales during the three-month period ended September 30, 2007 and during the same period in 2006 was $961,443 and $664,635, respectively, which accounts for 35% and 30%, respectively, as a percentage of total revenues during the applicable periods. The dollar amount of the costs of goods sold increased mainly because advertising consulting services incurred costs of $234,160 during the third quarter of 2007 while we did not provide consulting services during the same period in 2006. .

Expenses

Our expenses consist of payroll and other general and administrative expenses. Payroll expense was $435,566 during the three-month period ended September 30, 2007 compared to $74,738 during the same period of 2006. The significant difference in payroll expense is a result of increased salaries of $102,752 for employees hired for advertising sales and increased salaries of $258,076 for employees hired for advertising consulting services.

Our other general and administrative expenses were $420,688 (15% of total sales) and $377,911 (17% of total sales) in the third quarter of 2007 and the third quarter of 2006, respectively. The increase of our other general and administrative expenses is due to our increased rent expenses of $42,777.

Income taxes

We are currently subject to income taxes according to applicable tax laws in the PRC. The tax rates are 0% for Shenzhen New Media Advertising Company Ltd., 15% for Shenzhen Caina, 15% for Shenzhen New Media and Shenzhen Media and 33% for CMO. Beijing Media is under a special local income tax rate - pure revenue rate (total revenue x 9%x applied income tax rate), for small company.

On March 16, 2007, the National People's Congress of China passed the new EIT Law, which will take effect as of January 1, 2008. Under the new EIT Law, an enterprise established outside of China with "de facto management bodies" within China is considered a resident enterprise and will normally be subject to EIT at the rate of 25.0% on its global income. The new EIT Law, however, does not define the term "de facto management bodies." If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our global income will be subject to PRC income tax at a tax rate of 25.0%. In addition, under the new EIT Law, dividends from our PRC subsidiaries to us will be subject to a withholding tax. The rate of the withholding tax has not yet been finalized, pending promulgation of implementing regulations. Furthermore, the ultimate tax rate will be determined by treaty between China and the tax residence of the holder of the PRC subsidiaries. We are actively monitoring the proposed withholding tax and are evaluating appropriate organizational changes to minimize the corresponding tax impact. The new EIT Law imposes a unified income tax rate of 25.0% on all domestic-invested enterprises and FIEs, such as our PRC operating subsidiaries, unless they qualify under certain limited exceptions, but the EIT Law permits companies to continue to enjoy their existing preferential tax treatments until such treatments expire in accordance with their current terms. We expect details of the transitional arrangement for the five-year period from January 1, 2008 to December 31, 2012 applicable to enterprises approved for establishment prior to March 16, 2007 to be set out in more detailed implementing rules to be adopted in the future. Any increase in our effective tax rate as a result of the above may adversely affect our operating results. However, details regarding implementation of this new law are expected to be provided in the form of one or more implementing regulations to be promulgated by the PRC government, and the timing of the issuance of such implementing regulations is currently unclear.

We incurred income taxes of $35,343 and $20,547 during the three-month periods ended September 30, 2007 and 2006, respectively or an increase of 72%. We paid more tax in the third quarter of 2007 compared to the same period in 2006 mainly because of the increased net income in the third quarter of 2007 compared to the same period of 2006.

Net income (profit after taxes)

We earned net income of $896,656 and $1,067,436 during the three-month period ended September 30, 2007 and 2006, respectively or an decrease of 16%. The decrease in our net income in the third quarter of 2007 is primarily attributable to the increased costs of goods sold and operating expenses.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

The following table summarizes the results of our operations during the nine-month periods ended September 30, 2007 and ended September 30, 2006, and provides information regarding the dollar and percentage increase or (decrease) from the nine-month period ended September 30, 2006 to the nine-month period ended September 30, 2007.

Nine Months Ended
September 30,
			Increase	%Increase
Item	2007	2006	(Decrease)	(%Decrease)
Revenue	7,493,673	5,212,442	2,281,231	44%
Cost of Sales	2,257,345	2,016,619	240,726	12%
Gross Profit	5,236,328	3,195,823	2,040,505	64%
Payroll expenses	989,769	835,681	154,088	18%
G&A expenses	1,315,079	794,511	520,568	66%
Operating Expenses	2,304,848	1,630,192	674,656	41%
Other Income (expense)	13,862	(47,165)	61,027	-129%
Provision for Taxes	63,814	110,298	(46,484)	-42%
Net Income	2,881,528	1,408,168	1,473,360	105%

Revenue

Our revenues during the nine-month period ended September 30, 2007 were $7,493,673, which is approximately $2.28 million or almost 44% more than the same period in 2006, when we had revenues of $5,212,442. The increase in revenues was primarily attributable to our subsidiary, Shenzhen Caina, which contributed revenues of $1,314,331 from advertising consulting services. Revenues attributable to sales of our magazines also increased $17,449 during the nine-month period ended September 30, 2007 as compared to the same period in 2006 while advertising revenues for the nine-month period ended September 30, 2007 increased by $556,818 as compared to the same period in 2006.

The following table shows the different components comprising our total revenues during the nine-month periods ended September 30, 2007 and 2006.

	Nine Months	Nine Months	Increase	%Increase
Revenue Category	Ended 9/30/07	Ended 9/30/06	(Decrease)	(%Decrease)

Magazine Sales	1,077,548	1,060,099	17,449	2%

Advertising Space Sales	4,709,161	4,152,343	556,818	13%

Consulting services	1,706,964	-	1,706,964	100%

Total	7,493,673	5,212,442	2,281,231	44%

Cost of Sales

Our cost of sales during the nine-month period ended September 30, 2007 and during the same period in 2006 was $2,257,345 and $2,016,619, respectively, which accounts for 30% and 39%, respectively, as a percentage of total revenues during the applicable periods. The dollar amount of the costs of goods sold increased with the growth of sales, which was mainly attributable to advertising consulting services incurred costs of $331,165. Cost of sales as a percentage of revenues declined by about 9% for the nine-month period ended September 30, 2007 as compared with the same period in 2006, which is mainly attributable to the increase of commercial advertising space sales and sales and advertising consulting service we provided while the costs associated with these sales do not increase proportionally.

Expenses

Our expenses consist of payroll and other general and administrative expenses. Payroll expense was $989,769 during the nine-month period ended September 30, 2007 compared to $835,681 during the same period of 2006. The difference in payroll expense is mainly a result of increased salaries for employees hired by our subsidiary Shenzhen Caina for advertising consulting services.

Our other general and administrative expenses were $1,315,079 (18% of total sales) and $794,511 (15% of total sales) in the 2007 nine-month period and the 2006 nine-month period, respectively. The increase of our other general and administrative expenses are due to increased depreciation expenses of $82,269, increased advertising and promotion expenses of $48,054, increased legal and professional services expenses of $33,155, increased travel and transportation expenses of $90,001, increased rent expenses of $125,777, increased office expenses and utilities of $141,312.

Income taxes

We incurred income taxes of $63,814 during the nine-month period ended September 30, 2007. This is a decrease of 42% from the taxes we incurred during the same period in 2006, which amounted to $110,298. We paid less tax in the nine-month period in 2007 because of one of our subsidiaries, Shenzhen New Media Advertising Co., Ltd., which generated most of our revenues during the nine-month period ended September 30, 2007, was exempt from taxes at the national level.

Net income (profit after taxes)

We earned net income of $2,881,528 during the nine-month period ended September 30, 2007. This is an increase of $1,473,360, or approximately 105% from the net income we earned during the same period in 2006. The increase in our net income in the 2007 nine-month period was primarily attributable to increase of total sales, relatively slow increase of costs and operating expenses.

Liquidity and Capital Resources

As of September 30, 2007, we had a cash balance of $3,463,446 and working capital of $3,795,659. We currently do not have any outstanding indebtedness for borrowed money.

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

Currency Fluctuations

Our operating subsidiaries are located in China. All expenses of the subsidiary and revenue received from customers are incurred in China denominated in RMB as the functional currency. Based on Chinese government regulation, all foreign currencies under the category of current accounts are allowed to be freely exchanged with hard currencies. During the past years of operation through July of 2005, there were no significant changes in exchange rates. On July 21, 2005, the Chinese government changed its foreign currency exchange policy from a fixed RMB/USD exchange rate into a flexible rate under the control of the Chinese government. From August 2005 through September 2007, the value of RMB against US dollars appreciated by 6%, from RMB8 .1/$1 to RMB7 .64/$1.

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

The Company recognizes revenues for the advertising sales ratably over the periods when the customer's advertisements are published. The Company recognizes revenue from the publishing of above magazines when the risks and rewards of ownership of the goods have transferred to the customer, which is usually on delivery or when title passes. In addition, the Company recognizes revenues from consulting services on advertising matters when the services have been rendered.

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

ITEM 3.

CONTROLS AND PROCEDURES.

Our management, with the participation of our chief executive officer and chief financial officer, Mr. Yingsheng Li and Ms. Yifang Fu, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Mr. Li and Ms. Fu concluded that as of September 30, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter ended September 30, 2007 covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.

OTHER INFORMATION.

On July 31, 2007, our Board of Directors determined that the financial statements for the fiscal year ended December 31, 2006, and for the three months ended March 31, 2007 should no longer be relied upon because of errors in such financial statements identified below.

We plan to restate the financial statements listed above. We will file the restated annual financial statements in an amended Annual Report for the fiscal year ended December 31, 2006. We will also file the restated three-month financial statements by amending our Quarterly Report for the period ended March 31, 2007.

The following is a brief summary of the errors in the related financial statements:

In January 2006, we erroneously declared dividend of $972,754 to some of our shareholders based on our 2005 earning performance. Of $972,754 dividend declared, $672,592 was paid during the year of 2006.

Since we failed to declare the dividend to each of our shareholders, the Board of Directors revoked the 2006 dividend declaration in July 2007.

The dividend of $672,592 paid was reclassified as bonus expenses and the unpaid dividend was cancelled. Due to the currency transaction application, the restated net income was decreased by $672,592 and retained earnings were increased by $345,162 for the year ended December 31, 2006.

The Board of Directors has discussed with our independent registered public accounting firm the matters disclosed in this Item.

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

DATED: November 14, 2007

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