Form 10QSB/A
period 2007-03-31
China Marketing Media Holdings, Inc.
filed 2007-11-21
CIK 1353307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 QSB/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 000-51806

CHINA MARKETING MEDIA HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Texas	76-0641113
(State or other jurisdiction of incorporation or organization)	(I.R.S. Empl. Ident. No.)

RMA 901
KunTai International Mansion
No. 12 Chaowai Street
Beijing, 100020, China
(Address of principal executive offices, Zip Code)

(86)10-59251090
(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒                 No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                 No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 21, 2007 is as follows:

Class of Securities	Shares Outstanding
Common Stock, no par value	27,586,002

Transitional Small Business Disclosure Format (check one): Yes ☐                 No ☒

EXPLANATORY NOTE

This Amendment No. 1 to our Form 10-QSB for the quarterly period ended March 31, 2007 is being filed to restate the financial statements contained in our report on Form 10-QSB for the quarterly period ended March 31, 2007, filed with the Securities and Exchange Commission on May 21, 2007 (the "Original Filing"). Our board of directors determined, on July 31, 2007, that the original financial statements for the period in question should no longer be relied upon due to certain errors in such financial statements. We have stated our intention to amend our Quarterly Report for the quarterly period ended March 31, 2007 in our Quarterly Report for the quarterly period ended September 30, 2007, filed on November 14, 2007.

For the adjustments made as a result of the restatement, see Note 18-Restatement of Notes to Condensed Consolidated Financial Statements included in "Part I — Item 1 — Financial Statements." We have restated ITEM 1 Financial Statements and ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS in their entirety in this Amendment No. 1 to Quarterly Report on Form 10-QSB/A.

No other information in the Original Filing has been amended or modified hereby. This Form 10-QSB/A continues to describe conditions as of the date of the Original Filing, and accordingly, the Company has not updated the disclosures contained herein to reflect events that occurred after the Original Filing.

As required by Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended, this Form 10-QSB/A includes currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2007	2006
	(RESTATED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,102,845	$5,127,840
Accounts receivable	513,162	28,612
Prepaid expenses	140,941	192,574
Deposit	32,134	-
Settlement receivable	348,317	345,025
TOTAL CURRENT ASSETS	7,137,399	5,694,051
OTHER ASSETS
Due from director	-	925,944
Deposit - purchase of targets	168,085	1,024,590
Loan receivables to major sales agents	1,107,121	604,853
Investment (equity method)	192,045	202,751
Others	115,150	42,588
Related party receivable	152,688	-
Goodwill	718,237	-
Fixed assets, net of accoumulated depreciation	1,235,425	1,063,804
License agreement	860,502	884,736
TOTAL OTHER ASSETS	4,549,253	4,749,266

TOTAL ASSETS	$11,686,652	$10,443,317

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$-	$36,497
Accrued expenses and levies	301,937	40,439
Deferred revenue	10,227	93,609
Due to director	12,930	-
Other payable	164,672	25,955
Taxes payable	56,475	76,028
Dividend payable	303,845	300,974
TOTAL CURRENT LIABILITIES	850,086	573,502
Long-term debt	1,587,817	1,573,822
TOTAL LIABILITIES	2,437,903	2,147,324

STOCKHOLDERS' EQUITY
Common stock: no par value, 100,000,000 common shares	1,112,546	1,112,546
authorized, 27,586,002 common shares issued and outstanding.
Retained earnings	7,725,532	6,855,026
Accumulated other comprehensive income	410,671	328,421
TOTAL STOCKHOLDERS' EQUITY	9,248,749	8,295,993
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,686,652	$10,443,317

See accompanying notes to unaudited financial statements

CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months ended	Three months ended
	March 31, 2007	31 March, 2006
		(RESTATED)
Revenues
Sales revenue	$1,999,087	$1,214,432
Cost of goods sold	608,773	698,670
Gross profit	1,390,314	515,762

Expenses
Payroll expenses	162,745	694,182
Other general and administrative	346,355	182,349
Total expenses	509,100	876,531

Income from operations	881,214	(360,769)

Other income (expenses)
Interest income	1,173	2,416
Interest expense	(282)	(97)
Investment loss from unconsolidated subsidiary	(12,596)	(9,741)
Other	27,996	(50)
Total other income (expenses)	16,291	(7,472)

Net income (loss) before taxes	897,505	(368,241)

Provision for income taxes	26,999	51,203

Net income (loss)	$870,506	$(419,444)

Foreign currency translation adjustment	82,250	42,222

Comprehensive income (loss)	$952,756	$(377,222)

Basic and fully diluted earnings (loss) per share	$0.03	$(0.02)

Weighted average shares outstanding	27,586,002	27,586,002

See accompanying notes to unaudited financial statements

CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended	Three months ended
	March 31,	March 31,
	2007	2006
	(RESTATED)	(RESTATED)
Cash flow from operating activities:
Net income (loss)	$870,506	$(419,444)
Adjustments to reconcile net income to net cash provided by operations:
Amortization and depreciation	53,417	36,896
Investment loss (equity method)	12,596	9,741
Accounts receivable	(362,255)	(242,279)
Due from major sales agent	(494,775)	194,269
Prepaid expenses	99,512	58,268
Deposits	-	(1,270)
Settlement receivable	(3,292)	-
Other asset	(33,967)	(55,951)
Accounts payable	(36,717)	-
Accrued expenses and levies	78,054	160,432
Deferred revenue	(83,983)	11,312
Other payable	148	48,719
Taxes payable	(41,861)	(346,850)
Net cash provided by (used in) operations	57,383	(546,158)

Cash flow from investing activities:
Deposits - purchase of target companies	(167,502)	-
Purchase of fixed assets	(24,210)	(1,499)
Receipts of due from directors	931,540	212,386
Cash acquired in purchase of subsidiary	109,670	-
Distribution from investment in Ltd.	-	25,000
Net cash provided by investing activities	849,498	235,887

Cash flow from financing activities:
Increase of long term debt	12,965	40,719
Net cash used in financing activities	12,965	40,719
Increase(Decrease) in cash and cash equivalents	$919,846	$(269,552)
Effect on rate changes on cash	55,159	34,345

Cash and cash equivalents, beginning of period	$5,127,840	$1,463,854
Cash and cash equivalents, end of period	$6,102,845	$1,228,647
Supplemental disclosures of cash flow information:
Interest paid in cash	$282	$97
Income taxes paid in cash	$46,552	$397,973

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

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. Summary of Significant Accounting Policies (continued)

The Company recognizes revenues for the advertising sales ratably over the periods when the customer’s advertisements are published. Total revenue from the advertising sales is $1,157,748 and $814,741 during the three months ended March 31, 2007 and 2006, respectively.

The Company recognizes revenue from the publishing of above magazines when the risks and rewards of ownership of the goods have transferred to the customer, which is usually on delivery or when title passes. Total revenue from the publishing business is $395,814 and $399,691 for the three months ended March 31, 2007 and 2006, respectively.

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

Goodwill on acquisition of subsidiaries

On March 26, 2007, the Company acquired 100% of Shenzhen Caina, an entity formerly owned by an individual not related to the Company. Shenzhen Caina owns 100% of Beijing Caina. After the acquisition, Shenzhen New Media owns 100% of Shenzhen Caina and Beijing Caina. Both Shenzhen Caina and Beijing Caina provide consulting services to clients regarding advertising and marketing matters. Goodwill on acquisition of the above-mentioned subsidiaries was calculated as follows:

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. Summary of Significant Accounting Policies (continued)

Purchase consideration	$1,034,367
Less: Net assets at fair value
Cash and cash equivalents	$109,670
Accounts receivable	$120,762
Prepaid expenses	$14,253
Deposit	$32,134
Property, plant & equipment	$158,101
Other assets	$70,349
Related party receivable	$152,688
Accrued expenses and levies	$(182,248)
Other payable	$(137,851)
Tax payable	$(21,728)
Net assets acquired	$316,130
Goodwill on acquisition	$718,237
Acquisition of subsidiaries (cash acquired)	$109,670

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
Basic earning per share	Three months ended	Three months ended
	March 31,	March 31,
	2007	2006
NUMERATOR FOR BASIC AND DILUTED EPS
Net income to common stockholders	$870,506	$(419,444)

DENOMINATORS FOR BASIC AND DILUTED EPS
Weighted average shares of common stock outstanding	27,586,002	27,586,002

EPS - Basic	$0.03	$(0.02)

Major Sale Agents for the Advertising Business

Approximately 59% of the Company's advertising sales are generated from its four major sale agents in the PRC. The representatives solicited advertising from general public in their designated geographic territory. The Company's magazines are believed to be well established and recognized by the general public. In this regard, the management believes no severe impact on the Company sales would result if any of the distributing agents are lost.

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
(UNAUDITED)

4. Business Combinations between Entities under Common Control (continued)

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

8. Deposit – purchase of a target company

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
(UNAUDITED)

9. Related Party Transactions with an Affiliate

CMO, an affiliate owned by the PRC government, is controlled and directed by a common director and major shareholder of the Company. CMO is not a direct subsidiary of the Company. Transactions with CMO are listed as follows:

Three months ended
March 31, 2007

Contract receivable	$799,419
Loan receivable	1,141,247
Less: Payable, zero interest rate,due in August 2008	3,528,483

Net balance amount due to CMO, zero interest	$1,587,817

Operation and Management Right Agreement

On October 23, 2003, Shenzhen Media entered into a 10-year agreement with CMO. The agreement calls for the payment of $1,220,930 to CMO in exchange for a right to oversee the operation and strategic planning of advertising, publishing, and staff training for the magazines that are published by CMO. Under this agreement, Shenzhen Media is entitled to collect advertising revenues from clients already existing at the time of the contract, in addition to any new clients that Shenzhen Media can solicit and retain. In addition, Shenzhen Media shall bear all the operating costs and receive all the revenues from the contracted businesses.

CMO’s revenue and expenses have been included in the consolidation financial statement for the three months ended March 31, 2007 and 2006 and are presented in the following table.

	Three months ended	Three months ended
	March 31, 2007	March 31, 2006

Revenue	$613,295	$744,777
Cost of sales	408,542	588,567
Gross profit	204,753	156,210
Expenses	177,783	170,006
Income (loss) before tax	26,970	(13,796)
Income tax	25,952	-
Net income (loss)	$1,018	$(13,796)

The Company has contract receivable of $1,018 as of March 31, 2007.

10. Dividends

The company had no dividends declared for the three months ended March 31, 2007.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11. Income Taxes Expense

The Company is currently subject to income taxes according to applicable tax laws in the PRC. The tax rates are 0% for Shenzhen New Media Advertising Company Ltd., 15% for Shenzhen New Media, 15% for Shenzhen Caina, 15% for Shenzhen Media and 33% for CMO. The provision for income taxes for the three months ended March 31, 2007 and 2006 are $26,999 and $51,203, respectively.

Pursuant to the laws and regulations in the PRC, Shenzhen New Media Advertisement, as a wholly foreign owned enterprise ("WFOE") in the PRC, is entitled to an exemption from the PRC enterprise income tax for two years commencing from its first profitable year in 2006.

12. Lease Commitment

The Company leases three office spaces located at: (1) Room 101-114, Jinglian Garden, Jingtian Road, Futian District, Shenzhen, 518000, PRC; (2) Room 903-905, Kun Tai International Mansion, Chao Wai Street, Beijing, 100020, PRC; and (3) 17/F, Tower 5, Wanda Square, Beijing, 100200, PRC. These leases require monthly payments as follows: a monthly payment of $15,569 from April 2007 to November 2007, a monthly payment of $4,182 from April 2007 to August 2007 and a monthly payment of $2,801 from April 2007 to October 2007, respectively.

The future lease commitment for the office lease is $221,289, $181,241 and $120,827 for 2007, 2008 and 2009, respectively.

13. Concentrations and Risk

The Company's major operations are through an agreement with its affiliate as discussed in Note 9 with CMO, a company owned by the PRC government. All the revenues are generated through production of the magazines owned by CMO. The current contract will terminate in 2013, and it is unknown whether the contract will be renewed. A change in the political climate in the PRC could also have a material adverse effect on the Company's business.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14. Contingencies

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

15. Recapitalization

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

16. Subsequent Event

Pursuant to a letter of intent of purchase, dated on March 31, 2007 entered into between Shenzhen New Media and Beijing Sige New Materials Lab Company ("Beijing Sige"), Shenzhen New Media paid RMB2,830,000 ($365,907) to Beijing Sige in April 2007 as a purchase deposit in anticipation of an acquisition of 55% equity interest in Beijing Sige. Both parties agreed that if the acquisition of Beijing Sige is not consummated finally, Beijing Sige has the obligation to return the full amount of the purchase deposit to Shenzhen New Media within three days after receiving a written notice from Shenzhen New Media.

On April 30, 2007, the Company paid off the long - term debt of $3,528,483 owed to CMO.

17. Recent Accounting Pronouncements

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

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

17. Recent Accounting Pronouncements (continued)

This statement applies to all entities, including not for profit. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact adoption of SFAS No. 159 will have on its consolidated financial statements.

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

18. Restatement

The restatement is a result of the yearr 2006’s restatement in which we have changed the March 31, 2007’s beginning retained earnings by $345,163 and dividend payable by $394,676.

Due to the currency transaction application, our restated 2006 retained earnings and dividend payable and related accounts balance are listed below (Items restated per respective financial statements):

	March 31, 2007	Restatement	March 31, 2007
Items restated per respective financial statements:	Original Balanc	Adjustment	Ending Balance	Effect

Consolidated Balance Sheets

Dividend payable	$698,521	$(394,676)	$303,845	Decrease

Retained earnings	$7,380,369	$345,163	$7,725,532	Increase

Accumulated other comprehensive income	$361,158	$49,513	$410,671	Increase

Consolidated Statement of Operations and Comprehensive Income:

Foreign currency translation adjustment	$78,520	$3,730	$82,250	Increase

Consolidated Statement of Cash Flows:

Beside to incorporate the above changes, we also performed a recalculation on our cash flows according to FASB 95, appendix C,: example 2 to recompute the effect of exchange rate changes on cash.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

18. Restatement (continued)

China Marketing Media Holdings, Inc.
Consolidated Balance Sheets (unaudited)
	March 31,	March 31,
	2007	2007
	(RESTATED)	(ORIGINAL)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,102,845	$6,102,845
Accounts receivable	513,162	513,162
Prepaid expenses	140,941	140,941
Deposit	32,134	32,134
Settlement receivable	348,317	348,317
TOTAL CURRENT ASSETS	7,137,399	7,137,399
OTHER ASSETS
Deposit - purchase of targets	168,085	168,085
Loan receivables to major sales agents	1,107,121	1,107,121
Investment (equity method)	192,045	192,045
Others	115,150	115,150
Related party receivable	152,688	152,688
Goodwill	718,237	718,237
Fixed assets, net of accumulated depreciation	1,235,425	1,235,425
License agreement, net of accumulated amortization	860,502	860,502
TOTAL OTHER ASSETS	4,549,253	4,549,253
TOTAL ASSETS	$11,686,652	$11,686,652

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued expenses and levies	$301,937	$301,937
Deferred revenue	10,227	10,227
Due to director	12,930	12,930
Other payable	164,672	164,672
Taxes payable	56,475	56,475
Dividend payable	303,845	698,521
TOTAL CURRENT LIABILITIES	850,086	1,244,762
Long-term debt	1,587,817	1,587,817

TOTAL LIABILITIES	2,437,903	2,832,579
STOCKHOLDERS' EQUITY
Common stock: no par value, 100,000,000 common shares	1,112,546	1,112,546
authorized, 27,586,002 common shares issued and outstanding.
Retained earnings	7,725,532	7,380,369
Accumulated other comprehensive income	410,671	361,158
TOTAL STOCKHOLDERS' EQUITY	9,248,749	8,854,073
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,686,652	$11,686,652

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

18. Restatement (continued)

China Marketing Media Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)
	March 31,	March 31,
	2006	2006
	(RESTATED)	(ORIGINAL)
Revenues
Sales revenue	$1,214,432	$1,214,432
Cost of goods sold	698,670	581,079
Gross profit	515,762	633,353

Expenses
Payroll expenses	694,182	71,279
Other general and administrative	182,349	182,349
Total expenses	876,531	253,628

Income (Loss) from operations	(360,769)	379,725

Other income (expenses)
Interest income	2,416	2,416
Interest expense	(97)	(97)
Investment loss from unconsolidated subsidiary	(9,741)	(9,741)
Other	(50)	(130)
Total other income (expenses)	(7,472)	(7,552)

Net income (Loss) before taxes	(368,241)	372,173

Provision for income taxes	51,203	51,123

Net income (Loss)	$(419,444)	$321,050

Foreign currency translation adjustment	42,222	43,270

Comprehensive income (Loss)	$(377,222)	$364,320

Basic and fully diluted earnings (Loss) per share	$(0.02)	$0.01

Weighted average shares outstanding	27,586,002	27,586,002

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

18. Restatement (continued)

China Marketing Media Holdings, Inc.
Consolidated Statement of Cash Flows (unaudited)
	March 31,	March 31,	March 31,	March 31,
	2007	2007	2006	2006
	(RESTATED)	(ORIGINAL)	(RESTATED)	(ORIGINAL)
Cash flow from operating activities:
Net income (loss)	870,506	870,506	$(419,444)	$321,050
Adjustments to reconcile net income to net
cash provided by operations:
Amortization and depreciation	53,417	53,417	36,896	36,896
Investment loss (equity method)	12,596	12,596	9,741	9,741
Change in operating assets and liabilities:
Accounts receivable	(362,255)	(363,788)	(242,280)	(242,280)
Due from major sales agent	(494,775)	(502,268)	194,269	194,269
Prepaid expenses	99,512	65,886	58,267	58,267
Deposits	-	-	(1,270)	(1,270)
Settlement receivable	(3,292)	(3,292)	-	-
Other asset	(33,967)	(2,212)	(55,950)	(55,950)
Accounts payable	(36,717)	(36,497)		-
Accrued expenses and levies	78,054	79,250	160,432	(2,068)
Deferred revenue	(83,983)	(83,382)	11,312	11,312
Other payable	148	866	48,719	48,719
Taxes payable	(41,861)	(41,281)	(346,850)	(346,850)
Net cash provided by (used in) operations	57,383	49,801	(546,158)	31,836

Cash flow from investing activities:
Deposits - purchase of target companies	(167,502)	(177,863)	-	-
Purchase of fixed assets	(24,210)	(24,295)	(1,499)	(1,499)
Repayment of due from directors	931,540	938,874	212,386	212,386
Distribution from investment in Ltd.	109,670	109,670	25,000	25,000
Net cash provided by investing activities	849,498	846,386	235,887	235,887
Cash flow from financing activities:
Increase (decrease) of long term debt	12,965	13,995	40,719	(77,313)
Dividend paid	-	-	-	(461,010)
Net cash provided by (used in) financing activities	12,965	13,995	40,719	(538,323)
Increase(Decrease) in cash and cash equivalents	919,846	910,182	(269,552)	(270,600)
Effect on rate changes on cash	55,159	64,823	34,345	35,393

Cash and cash equivalents, beginning of period	5,127,840	5,127,840	1,463,854	1,463,854

Cash and cash equivalents, end of period	$6,102,845	$6,102,845	$1,228,647	$1,228,647

Supplemental disclosures of cash flow information:
Interest paid in cash	$282	$282	$97	$97
Income taxes paid in cash	$46,552	$46,552	$397,793	$397,973

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

Certain Terms

Except as otherwise indicated by the context, references to "we," "us," "our," or "the Company" are to China Marketing Media Holdings, Inc. and its subsidiaries. References to "Media Challenge" are references to Media Challenge Holdings Limited, a British Virgin Islands company. Unless the context otherwise requires, all references to (i) "Shenzhen New Media" are to Shenzhen New Media Consulting Co., Ltd.; (ii) "Shenzhen Media" are to Shenzhen Media Investment Co., Ltd.; (iii) "BVI" are to the British Virgin Islands; (iv) "PRC" and "China" are to the People’s Republic of China; (v) "U.S. dollar," "$" and "US$" are to United States dollars; (vi) "RMB" are to Renminbi, the legal currency of China; (vii) "Securities Act" are to the United States Securities Act of 1933, as amended; and (viii) "Exchange Act" are to the United States Securities Exchange Act of 1934, as amended.

Effective January 25, 2006, we implemented a 1-for-10 reverse stock split in issued and outstanding shares of our common stock which reduced the number of our issued and outstanding shares from 47,780,000 to 4,778,000 shares. Unless otherwise indicated, all share and per share information contained herein has been adjusted to give effect to such reverse stock split.

Overview of Our Business

During the first quarter of 2007, we experienced solid growth in sales. Sales revenues increased from $1,214,432 for the first quarter of 2006 to $1,999,087 for the first quarter of 2007, representing a 65% increase. The cost of sales was $608,773. As a result, gross margin (the ratio of gross profit to revenues, expressed as a percentage) for the first quarter of 2007 was about 70%.

The following are some highlights for the first quarter of 2007:

  Achieved revenues of $1,999,087 for the first quarter of 2007, up 65% from the same quarter of 2006.
  Gross margin was 70% for the first quarter of 2007, compared to 42% for the same period in 2006.
  Operating profit was $881,214 for the first quarter of 2007, up from loss of $360,769 of the same period in 2006.
  Operating margin (the ratio of operating profit to revenues, expressed as a percentage) was 44% for the first quarter of 2007, compared to -30% during the same period in 2006.
  Net income was $870,506 for the first quarter of 2007, an increase of 308% from the same period of 2006.
  Net margin (the ratio of net income to revenues, expressed as a percentage) was 44% for the first quarter of 2007, compared to -35% for the same period in 2006.
  Fully diluted earning per share was $0.03 for the first quarter of 2007.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

During the three month period ended March 31, 2007, we generated revenues through sales of our magazines, sales of advertising space in our magazines and providing sales and marketing consulting services. The following table summarizes the results of our operations during the three-month periods ended March 31, 2007 and ended March 31, 2006, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended March 31, 2007 to the three-month period ended March 31, 2006.

Three Months Ended
March 31,
			Increase	%Increase
Item	2007	2006	(Decrease)	(%Decrease)
Revenue	$1,999,087	$1,214,432	$784,655	65%
Cost of Sales	608,773	698,670	(89,897)	-13%
Gross Profit	1,390,314	515,762	874,552	170%
Operating Expenses	509,100	876,531	(367,431)	-42%
Other Income			-
(expense)	16,291	(7,472)	23,763	-318%
Provision for Taxes	26,999	51,203	(24,204)	-47%
Net Income (Loss)	$870,506	$(419,444)	$1,289,950	308%

Revenue

Our revenues during the three-month period ended March 31, 2007 amounted to $1,999,087, which is $784,655 or 65% more than the same period in 2006, when we had revenues of $1,214,432. Revenues attributable to sales of our magazines decreased by $3,877 during the three-month period ended March 31, 2007 as compared to the same period in 2006 while advertising revenues for the three month period ended March 31, 2007 increased by $343,007 as compared to the same period in 2006. The overall increase in our revenues is mainly attributable to the increased advertising revenues and the revenues of $445,525 generated from our newly launched sales and marketing consulting services. Sales of our magazines decreased during the three-month period ended March 31, 2007 because of the rapid development of online newspaper and magazines that reduced readership generally; however, the circulation volume of our magazines has been maintained at levels that are consistent with our historical experience. As a result, instead of being adversely affected by the decreasing of the circulation volume of our magazines, we generated more advertising revenues during the three month period ended March 31, 2007 compared to the same period in 2006.

The following table shows the different components comprising our total revenues during the three month periods ended March 31, 2007 and 2006.

	Three Months	Three Months
Revenue Category
	Ended 3/31/07	Ended 3/31/06

Magazine Sales	$395,814	$399,691

Advertising Space Sales	$1,157,748	$814,741

Sales and Marketing Consulting Service	$445,525	0

Total	$1,999,087	$1,214,432

Cost of Sales

Our cost of sales during the three-month period ended March 31, 2007 and during the same period in 2006 was $608,773 and $698,670, respectively, which accounts for 30% and 58%, respectively, as a percentage of total revenues during the applicable periods. The dollar amount of the costs of goods sold decreased with the growth of sales. Cost of sales as a percentage of revenues declined by about 28% for the three-month period ended March 31, 2007 as compared with the same period in 2006, which is attributable to the increase of commercial advertising space sales and sales and marketing consulting service we provided while the costs associated with these sales do not increase proportionally. The decrease in the cost of printing of our magazines also contributed to the decrease of cost of sales as a percentage of revenues. The publishing costs for the three-month period ended March 31, 2007 decreased by $3,965 or 1.14% to $342,475 from $346,440 during the same period in 2006, which is mainly attributable to decrease of magazine sales.

Expenses

Our expenses consist of payroll and other general and administrative expenses. Payroll expense was $162,745 during the three month period ended March 31, 2007 compared to $694,182 during the same period of 2006. The difference in payroll expense is mainly a result of increased salaries paid to our employees and directors.

Our other general and administrative expenses were $346,355 (17% of total sales) and $182,349 (15% of total sales) in the 2007 three- month period and the 2006 three-month period, respectively. The increase of our other general and administrative expenses are mainly due to increased depreciation expenses of $15,431, increased legal and professional fees of $14,055, increased rent expenses of $9,721 and increased travel expenses of $11,668.

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

We incurred income taxes of $26,999 during the three-month period ended March 31, 2007. This is a decrease of 47% from the taxes we incurred during the same period in 2006, which amounted to $51,203. We incurred less tax in the three month period in 2007 because of one of our subsidiaries, Shenzhen New Media Advertising Co. Ltd., which generated most of our revenues during the three month period ended March 31, 2007, was exempt from taxes at the national level whereas in March 31, 2006, CMO, which paid taxes at a rate of 33% on its income, contributed more than half of our revenues for the three months ended March 31, 2006.

Net income (profit after taxes)

We earned net income of $870,506 during the three month period ended March 31, 2007 compared with a loss of $419,444 during the same period in 2006. This is an increase of $1,289,950. The increase in our net income in the 2007 three months period was primarily attributable to the increase of our total sales, decrease in income tax and the increase of gross profit margin. We also reclassified the paid out dividend of $672,592 during the first quarter of 2006 as bonus expenses.

Liquidity and Capital Resources

As of March 31, 2007, we had a cash balance of $6,102,845 and working capital of $6,289,313. As of March 31, 2007, we do not have any outstanding indebtedness for borrowed money.

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

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules, regulations and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Yingsheng Li, our President and Chief Executive Officer, and Yifang Fu, our Chief Financial Officer, has evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2007. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of March 31, 2007.

Changes in Internal Control Over Financial Reporting. There has been no change to our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

DATED: November 21, 2007

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