Form 10KSB/A
period 2006-12-31
China Marketing Media Holdings, Inc.
filed 2007-12-20
CIK 1353307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
 (Amendment No. 1)

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
(Registrant's Telephone Number, Including Area Code)

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

The issuer's revenues for its most recent fiscal year are $8,383,087.

As of April 16, 2007, the aggregate market value of such shares held by non-affiliates of the registrant's common stock (based upon the average bid and asked price of $0.20 of such shares as reported on the pink sheets) was approximately $955,600. Shares of the registrant's common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the issuer's common stock as of April 16, 2007 is 27,586,002.

Documents incorporated by reference: NONE.

Explanatory Note

This Amendment No. 1 to our Form 10-KSB for the fiscal year ended December 31, 2006 is being filed to restate the financial statements contained in our annual report on Form 10-KSB for the 2006 fiscal year, filed with the Securities and Exchange Commission on April 17, 2007 (the "Original Filing").  Our board of directors determined, on July 31, 2007, that the original financial statements for the fiscal year in question should no longer be relied upon due to certain errors in such financial statements.  We have stated our intention to amend our Annual Report for the year ended December 31, 2006 in our Quarterly Report for the quarterly period ended September 30, 2007, filed on November 14, 2007.

For the adjustments made as a result of the restatement, see Note 19-Restatement of Notes to Consolidated Financial Statements included in Item 7— Financial Statements."  We have restated ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION, ITEM 7. Financial Statements, ITEM 11. EXECUTIVE COMPENSATION and ITEM 13. EXHIBITS in their entirety in this Amendment No. 1 to Annual Report on Form 10-KSB/A.

No other information in the Original Filing has been amended or modified hereby. This Form 10-KSB/A continues to describe conditions as of the date of the Original Filing, and accordingly, we have not updated the disclosures contained herein to reflect events that occurred after the Original Filing.

As required by Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended, this Form 10-KSB/A includes currently dated certifications from our Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Use of Term

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

Forward-looking Statements

This report contains forward-looking statements, which reflect our views with respect to future events and financial performance.  The words "believe," "expect," "anticipate," "project," "targets," "optimistic," "intend," "aim," "will" or similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date of this report.  These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements.  These uncertainties and other factors include, but are not limited to: changes in economic conditions, a fluctuation of RMB, changes in domestic and foreign laws, regulations and taxes, changes in economic conditions, uncertainties related to China's legal system and economic, political and social events in China, a general economic downturn, a downturn in the securities markets, Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties.  We assume no obligation or duty to update any such forward-looking statements, except as required by law.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Although Media Challenge became our wholly-owned subsidiary following the reverse acquisition transaction, because this transaction resulted in a change of control, the transaction was recorded as a “reverse merger” whereby Media Challenge was considered to be the accounting acquirer of Infolife Inc. (our previous name).

The following analysis discusses changes in the financial condition and results of operations as of and for years ended on December 3, 2006 and 2005, and should be read in conjunction with our audited consolidated financial statements and the notes thereto include elsewhere in this report.

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

Results of Operations

Fiscal Year Ended December 31, 2006 Compared with Fiscal Year Ended December 31, 2005

The following table summarizes the results of our operations during the fiscal years ended December 31, 2006 and 2005.  It provides information regarding the dollar and percentage increase or (decrease) from the 2005 fiscal period to the 2006 fiscal period:

Year Ended December 31,
Item	2006	2005	Increase (Decrease)	% Increase (%Decrease)
Revenue	$ 8,383,087	$ 6,666,111	$ 1,716,976	26%
Cost of Sales	3,057,859	2,462,412	595,447	24%
Gross Profit	5,325,228	4,203,699	1,121,529	27%
Operating Expenses	2,301,759	769,928	1,531,831	199%
Other Income (Expense)	42,094	(32,712)	74,806	(229%)
Provision for Taxes	-	634,498	(634,498)	(100%)
Net Income	$ 3,065,562	$ 2,766,561	$ 299,001	11%

Revenue

Our revenues in fiscal year 2006 amounted to $8,383,087, which is approximately $1.72 million or 26% more than that of fiscal year 2005, when we had revenues of $6,666,111.  Revenues attributable to sales of our magazines decreased $182,598 during the fiscal year 2006 as compared to the fiscal year 2005 while advertising revenues for the fiscal year 2006 increased by $1,899,574 as compared to the fiscal year 2005.  The overall increase in our revenues is attributable to the increased advertising revenues.  Sales of our magazines decreased during the fiscal year 2006 because of the rapid development of online newspaper and magazines that reduced readership generally; however, the circulation volume of our magazines has been maintained at levels that are consistent with our historic experience.  As a result, instead of being adversely affected by the decrease in the circulation volume of our magazines, advertising revenues generated in the 2006 fiscal year increased during such period.  During the three month period ended December 31, 2006, in addition to our monthly four regular issues, we published two special issues for the Shenzhen Pharmaceutical Trade Conference and the Beijing Commercial Fair, respectively.  These two supplemental issues generated advertising revenues of $1,222,247 in aggregate for us.

Components of Revenues

The following table shows the different components comprising our total revenues during each of the past two fiscal years:

Revenue Category	2006	2005

Magazine Sales	$1,450,494	$1,633,092

Advertising Sales	$6,932,593	$5,033,019

Total	$8,383,087	$6,666,111

Cost of Sales

Our cost of sales in fiscal years 2006 and 2005 was $3,057,859 and $2,462,412, respectively, which accounts for approximately 36.5% and 36.9%, respectively, as a percentage of total revenues.  The dollar amount of the costs of goods sold increased with the growth of annual sales, while its percentage of annual sales declined each year by about 0.4%.

Expenses

Our expenses consist of payroll and other general and administrative expense.  Payroll expense was $899,556 in the 2006 fiscal year compared to $178,616 in the 2005 fiscal year.  The difference of $720,940 in payroll expense is mainly due to the fact that $640,450 paid out dividends were reclassified as bonuses to directors to compensate their performances for year 2005.  During 2006, we also paid higher compensation to our employees for advertising sales.

Our other general and administrative expenses were $679,173 (8.1% of total sales) and $582,705 (8.8% of total sales) in fiscal years 2006 and 2005, respectively.  The increase of other general and administrative expenses are mainly due to increased rent of our current offices, increased postage expenses and leasing expenses of our new offices.

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

We did not incur income taxes in 2006 because CMO incurred losses in the forth quarter of year 2006 and the losses offset previous income tax expenses.  According to local income tax regulations, these losses can only be used to offset previous income tax expenses in the same year, therefore, there is no accrued tax.  This is a decrease of 100% from the taxes we incurred in 2005, which amounted to $634,498.

Net income (profit after taxes)

We earned net income of approximately $3.06 million in fiscal year 2006.  This is an increase of approximately $0.29 million or approximately 11% from fiscal year 2005 net income of approximately $2.77 million.  The increase in our net income in 2006 resulted mainly due to the increase of our total revenue, gross profit margin and the decrease in income tax.

Liquidity and Capital Resources

As of December 31, 2006, we had a cash balance of $5,127,840 and working capital of $5,120,549.  As of such date, we had a loan borrowed from CMO in an amount of $1,573,822.

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

In accordance with the provisions of SFAS 48, “Criteria for Recognizing Revenue When Right of Return Exists,” if an enterprise sells its product but gives the buyer the right to return the product, revenue from the sales transaction shall be recognized at time of sale only if all of the following conditions are met:

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

ITEM 10.  EXECUTIVE COMPENSATION.

Summary Compensation Table - 2006

The following summary compensation table sets forth the aggregate compensation we paid or accrued to Yingsheng Li, our Chief Executive Officer and Chairman for services rendered in all capacities during the fiscal year ended December 31, 2006.  No other executive officers received total compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Total ($)
Yingsheng Li, CEO and Chairman	2006	15,404	281,385	296,789

(1)

Mr. Yingsheng Li's compensation was paid by the Company in RMB.  The dollar amounts in the above table were calculated on the base that $1= RMB 7.79.

(2)

In January 2006, our three directors, Yingsheng Li, Xiaofeng Ding and Dongsheng Ren authorized the payment to themselves in the aggregate amount of $972,754; the payments were originally characterized as a dividend.  Of the total $972,754 declared, $672,592 was paid during 2006.  On July 31, 2007, when the directors realized that the amounts were not properly characterized as dividends, the board cancelled the remaining payments and recharacterized the 2006 payments as bonuses paid in 2006 for services as directors during 2005.

Outstanding Equity Awards at Fiscal Year End

We have never granted any of our executive officers, including the named executive officer, any equity awards, including, options, restricted stock or other equity incentives.

Employment Agreements

We have not entered into a written or unwritten employment agreement with Mr. Yingsheng Li, our named executive officer, nor is he entitled to receive any payments upon termination of employment with or without cause, change in control, or upon termination following a change in control.

We entered into an employment agreement with our Executive Director, Bin Li, on March 1, 2004.  This agreement expired on March 1, 2007.  On the same date, Mr. Bin Li's employment agreement was renewed for a one-year term ending March 1, 2008.  We expect that this agreement will be automatically renewed for an additional year by the parties upon its expiration.  Under the terms of the agreement, as renewed, we are obligated to pay Mr. Li a monthly salary of RMB 8,000 (approximately, $1,000).

We entered into an employment agreement with our Chief Financial Officer, Yifang Fu, on December 15, 2006.  This agreement expired on February 28, 2007.  On the same date, Ms. Fu's employment agreement was renewed for a one-year term ending February 28, 2008 and her monthly base salary has been increased to RMB 25,000 (approximately, $3,125).  We expect that this agreement will be automatically renewed for an additional year by the parties upon its expiration.

Retirement Benefits

Currently, we do not provide any company-sponsored retirement benefits or deferred compensation programs to any employee, including the named executive officer (other than a state pension scheme in which all of our employees in China participate).

Director Compensation

The following table provides information on the compensation paid by us to our directors for the fiscal year ended on December 31, 2006.  Bonus compensation that Mr. Yingsheng Li, our Chairman and Chief Executive Officer, received for his services as a director is reflected in the summary compensation table above.

Name	All Other Compensation ($)(1)	Total ($)
Xiaofeng Ding	165,096	165,096
Dongsheng Ren	226,111	226,111
Bin Li	-	-

(1)

Each of the persons listed in the above table received compensation from the Company in RMB.  The dollar amounts in the above table were calculated on the base that $1= RMB 7.79.

(2)

In January 2006, our three directors, Yingsheng Li, Xiaofeng Ding and Dongsheng Ren authorized the payment to themselves in the aggregate amount of $972,754; the payments were originally characterized as a dividend.  Of the total $972,754 declared, $672,592 was paid during 2006.  On July 31, 2007, when the directors realized that the amounts were not properly characterized as dividends, the board cancelled the remaining payments and recharacterized the 2006 payments as bonuses paid in 2006 for services as directors during 2005.

Historically, we have not paid our directors retainer fees or fees for attending meetings of our board of directors but we do reimburse directors for reasonable travel expenses related to attendance at board meetings.  However, we reclassified a dividend declaration as a bonus to three of our four directors on July 31, 2007.  Mr. Bin Li did not receive a dividend declaration because he did not own any shares in either Media Challenge or the Company at the time the dividend was declared.

8

In the future, we may adopt a policy of paying independent directors a fee for their attendance at board and committee meetings.  No stock or stock options or other equity incentives were awarded to our directors during the fiscal year ended December 31, 2006.  We do not have non-equity incentive or a deferred compensation plan that our directors may participate in.

ITEM 13.  EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
2.1

Share Exchange Agreement by and among the Company, Media Challenge Holdings Limited and certain shareholders thereof, dated as of December 31, 2005 [Incorporated by reference to Exhibit 2.1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on February 14, 2006, in file number 0-51806]

2.2

Convertible Promissory Note [Incorporated by reference to Exhibit 2.2 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

3.1

Articles of Incorporation, as amended [Incorporated by reference to Exhibit 3.1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on February 14, 2006, in file number 0-51806]

3.2

Amended and Restated Bylaws [Incorporated by reference to Exhibit 3.2 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.1

Operation and Management Right Agreement, dated October 23, 2006, by and between CMO and Shenzhen Media [Incorporated by reference to Exhibit 10.1 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.2

Amendment to Operation and Management Right Agreement, dated January 8, 2004, by and between CMO and Shenzhen Media [Incorporated by reference to Exhibit 10.2 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.3

Description of Verbal Amendment to Operation and Management Right Agreement, dated January 8, 2004, by and between Sale and Marketing Publishing House and Shenzhen Media Investment Co., Ltd.[Incorporated by reference to Exhibit 10.3 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 17, 2007, in file number 0-51806]

10.4

Entrust Agreement, dated November 20, 2004, by and between Shenzhen New Media and Shenzhen Media [Incorporated by reference to Exhibit 10.3 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.5

Equity Transfer Agreement, dated October 10, 2006, by and between Zhu Yu Tong and Shenzhen New Media. [Incorporated by reference to Exhibit 10.5 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 17, 2007, in file number 0-51806]

10.6

Outsourcing Agreement, dated December 30, 2006, by and between Henan Xinhua Printing Factory and CMO. [Incorporated by reference to Exhibit 10.6 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 17, 2007, in file number 0-51806]

10.7

Outsourcing Agreement, dated December 30, 2006, by and between Henan Xinhua Printing Factory and CMO. [Incorporated by reference to Exhibit 10.7 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 17, 2007, in file number 0-51806]

10.8

Outsourcing Agreement, dated December 16, 2006, by and between Henan Ruiguang Printing Co., Ltd. and CMO. [Incorporated by reference to Exhibit 10.8 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 17, 2007, in file number 0-51806]

10.9

Employment Agreement, dated March 1, 2004, by and between Bin Li and Shenzhen New Media [Incorporated by reference to Exhibit 10.7 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.10

Employment Agreement, dated December 15, 2006, by and between Yifang Fu and China Marketing [Incorporated by reference to Exhibit 10.8 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.11

Agreement of Share Transfer, dated March 7, 2005, by and among Yingsheng Li, Xiaofeng Ding, Dongsheng Ren and Shenzhen New Media [Incorporated by reference to Exhibit 10.9 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.12

Agreement of Share Transfer, dated March 7, 2005, by and between CMO and Shenzhen New Media [Incorporated by reference to Exhibit 10.10 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.13

Distribution Agreement, dated February 8, 2006, by and between Shenzhen New Media and Guangzhou Qiankuntai Bookstore [Incorporated by reference to Exhibit 10.11 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.14

Distribution Agreement, dated April 3, 2006, by and between Shenzhen New Media and Huadao Consulting Co., Ltd. [Incorporated by reference to Exhibit 10.12 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.15

Distribution Agreement, dated February 8, 2006, by and between Shenzhen New Media and Nanjing Cultural Development Co., Ltd. [Incorporated by reference to Exhibit 10.13 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.16

Distribution Agreement, dated February 8, 2006, by and between Shenzhen New Media and Shandong Qianyan Culture Dissemination Co., Ltd. [Incorporated by reference to Exhibit 10.14 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.17

Distribution Agreement, dated February 28, 2006, by and between Shenzhen New Media and Changsha Youyou Reading Group [Incorporated by reference to Exhibit 10.15 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.18

Distribution Agreement, dated February 9, 2006, by and between Shenzhen New Media and Zhengzhou Huanghe Culture Group [Incorporated by reference to Exhibit 10.16 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.19

Distribution Agreement, dated February 8, 2006, by and between Shenzhen New Media and Hangzhou Tianyi Books Co., Ltd. [Incorporated by reference to Exhibit 10.17 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

14

Code of Ethics [Incorporated by reference to Exhibit 14 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

21	List of Subsidiaries of the Registrant [Incorporated by reference to Exhibit 21 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 17, 2007, in file number 0-51806]
31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2*	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

SIGNATURE	CAPACITY	DATE
/s/Yingsheng Li Yingsheng Li	President, Chief Executive Officer and Chairman	December 20, 2007
/s/Bin Li Bin Li	Executive Director	December 20, 2007
/s/Xiaofeng Ding Xiaofeng Ding	Director	December 20, 2007
/s/Dongsheng Ren Dongsheng Ren	Director	December 20, 2007
/s/Yifang Fu Yifang Fu	Chief Financial Officer	December 20, 2007

CHINA MARKETING MEDIA HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

CHINA MARKETING MEDIA HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

China Marketing Media Holdings, Inc.

People's Republic of China

We have audited the consolidated balance sheets of China Marketing Media Holdings, Inc. (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income, changes in stockholders' equity, and cash flows for the years ended December 31, 2006 and 2005.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Marketing Media Holdings, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Since our previous report dated April 10, 2007 except note 19, which is dated August 17, 2007, as described in note 19, the Company discovered a material error in its declaration of dividends. However, the Company has restated the financial statement to reflect the correction of this error.

Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

April 10, 2007, except Note 19, which is dated August 17, 2007

CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
	(RESTATED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,127,840	$1,463,854
Accounts receivable	28,612	353,103
Prepaid expenses	192,574	397,991
Deposit	-	59,480
Settlement receivable	345,025
TOTAL CURRENT ASSETS	5,694,051	2,274,428

OTHER ASSETS
Due from directors	925,944	2,819,292
Deposit - purchase of targets	1,024,590	-
Loan receivables to major sales agents	604,853	1,018,587
Investment (equity method)	202,751	78,555
Others	42,588	46,727
Fixed assets	1,117,503	160,349
Accumulated depreciation	(53,699)	(8,735)
License agreement	1,294,736	1,252,701
Accumulated amortization	(410,000)	(271,419)
TOTAL OTHER ASSETS	4,749,266	5,096,057

TOTAL ASSETS	$10,443,317	$7,370,485

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$36,497	$-
Accrued expenses and levies	40,439	44,465
Deferred revenues	93,609	7,113
Other payable	25,955	25,474
Taxes payable	76,028	361,010
Dividend payable	300,974	291,202
TOTAL CURRENT LIABILITIES	573,502	729,264

Long-term debt - related party (affiliate) see note 9	1,573,822	1,642,342

TOTAL LIABILITIES	2,147,324	2,371,606

STOCKHOLDERS' EQUITY
Common stock: no par value; 100,000,000 common shares
authorized; 27,586,002 common shares issued and outstanding	1,112,546	1,112,546
Retained earnings	6,855,026	3,789,464
Accumulated other comprehensive income	328,421	96,869
TOTAL STOCKHOLDERS' EQUITY	8,295,993	4,998,879
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,443,317	$7,370,485

See accompanying notes to consolidated financial statements

CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year ended December 31,
	2006	2005
	(RESTATED)
Revenues
Sales revenue	$8,383,087	$6,666,111
Cost of goods sold	3,057,859	2,462,412
Gross profit	5,325,228	4,203,699

Expenses
Amortization and depreciation	106,338	-
Advertising and promotion	36,452	8,607
Payroll expenses	899,556	178,616
Legal and professional fees	580,240	-
Other general and administrative	679,173	582,705
Total expenses	2,301,759	769,928

Income from operations	3,023,469	3,433,771

Other income (expenses)
Interest income	40,165	69,594
Interest expense	-	(56,949)
Investment loss from unconsolidated subsidiary	(41,835)	(5,494)
Other	43,763	(39,863)
Total other income (expenses)	42,093	(32,712)

Net income before taxes	$3,065,562	$3,401,059

Provision for income taxes	-	(634,498)

Net income	$3,065,562	$2,766,561

Foreign currency translation adjustment	231,552	96,869

Comprehensive income	$3,297,114	$2,863,430

Basic and fully diluted earnings per share	$0.11	$0.10
Weighted average shares outstanding	27,586,002	27,586,002

See accompanying notes to consolidated financial statements

CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

				Accumulated Other	Total
	Common	Common	Retained	Comprehensive	Stockholders'
	Shares	Stocks	Earnings (Restated)	Income	Equity

January 1, 2005	27,586,002	$508,681	$1,249,432		$1,758,113
Increase in subsidiary		603,865			603,865
Net income			2,766,561		2,766,561
Declaration of dividend			(226,529)		(226,529)
Foreign currency translation				96,869	96,869

December 31, 2005	27,586,002	$1,112,546	$3,789,464	$96,869	$4,998,879
Net income (Restated)			3,065,562		3,065,562
Foreign currency translation (Restated)				231,552	231,552

Balance December 31, 2006 (Restated)	27,586,002	$1,112,546	$6,855,026	$328,421	$8,295,993

See accompanying notes to consolidated financial statements

CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,	December 31,
	2006	2005
	(RESTATED)
Cash flow from operating activities:
Net income	$3,065,562	$2,766,521
Adjustments to reconcile net income to cash provided by operations:
Amortization and depreciation	233,180	132,042
Loss on disposals of fixed assets	4,132	5,494
Investment (gain) loss (equity method)	41,835	-
Change in operating assets and liabilities:
Accounts receivable	329,504	-
Settlement receivable	(338,012)	(341,520)
Deposits	61,476	-
Due from major sales agent	438,809	(524,077)
Prepaid expenses	214,325	(125,967)
Other asset	5,411	(46,727)
Accounts payable	34,775	-
Other payable	(5,996)	22,704
Taxes payable	(291,057)	287,819
Deferred revenues	84,504	16,764

Net cash provided by operations	3,878,448	2,193,053

Cash flow from investing activities:
Note receivable	-	545,467
Receipts from (borrowings to) directors	1,948,714	(2,813,202)
Deposits	-	1,149,817
Deposits to a target company	(1,003,764)	-
Purchase of fixed assets	(999,134)	(184,203)
Capital contributed to unconsolidated entity	(160,924)	(84,049)

Net cash used in investing activities	(215,108)	(1,386,170)

Cash flow from financing activities:
Capital contribution	-	603,865
Repayment of payable to affiliate	(121,117)	(791,648)
Dividend paid	-	(219,143)

Net cash used in financing activities	(121,117)	(406,926)

Increase in cash and cash equivalents	3,542,223	399,957

Effect on rate changes on cash	121,763	96,909

Cash and cash equivalents, beginning of period	1,463,854	966,988

Cash and cash equivalents, end of period	$5,127,840	$1,463,854

Supplemental disclosures of cash flow information:
Interest paid in cash	$-	$56,949
Income taxes paid in cash	$457,452	$346,679

See accompanying notes to consolidated financial statements

CHINA MARKETING MEDIA HOLDINGS, INC.
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

F-8

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.

Summary of Significant Accounting Policies (continued)

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

Cost of Goods Sold

Cost of goods sold includes printing, labor costs and amortization incurred by the Company in the production of its magazines. The Company records the estimated cost of returned magazines at the date it delivered the magazines to its vendors. The Company's sales are based on three main distribution channels throughout China: (1) postal subscription base distribution; (2) direct order distribution; and (3) agency base distribution.

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

CHINA MARKETING MEDIA HOLDINGS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Year ended December 31,
	2006	2005
NUMERATOR FOR BASIC AND DILUTED EPS
Net income to common stockholders	$3,065,562	$2,766,561

DENOMINATORS FOR BASIC AND DILUTED EPS
Weighted average shares of common stock outstanding	27,586,002	27,586,002
EPS - Basic and Diluted	$0.11	$0.10

CHINA MARKETING MEDIA HOLDINGS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Taxes

Income tax expense is based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, "Accounting for Income Taxes," these deferred taxes are measured by applying currently enacted tax laws.

In 2006, one of the company's subsidiaries, NMA, which has accounted for most of the revenues, is exempt from taxes at the national level compared to 2005 most of our revenues came from another subsidiary, Shenzhen New Media, which has an income tax rate of 15%.

The company has implemented SFAS No.109 “Accounting for Income Taxes”, which provides for a liability approach to accounting for income taxes. Deferred income taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. The company has recorded no deferred tax assets or liabilities as of December 31, 2006 and 2005, since nearly all differences in tax bases and financial statement carrying values are permanent differences.

CHINA MARKETING MEDIA HOLDINGS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.

Summary of Significant Accounting Policies (continued)

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

6.

Settlement Receivable

The settlement receivable balance is related to a car accident which has been settled on April 9, 2007 in favor of the Company and the full amount of $345, 025 will be refunded to the Company.

7.

Prepaid Expenses

Prepaid expenses consist primarily of prepayments made to the unrelated company in advance for future financial and legal consultation services. The advance payments are meant to assure delivery of the services in time.  As of December 31, 2006 and 2005, prepaid balance under these arrangements totaled $192,574 and $397,991, respectively.

CHINA MARKETING MEDIA HOLDINGS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.

Deposit – purchase of a target company

On October 30, 2006, Shenzhen New Media entered into an Equity Transfer Agreement with Shenzhen Caina Brand Consultant Company (“Shenzhen Caina”) to acquire 100% shares ownership from its sole owner, Mr. Zhu Yu Tong. Shenzhen New Media paid RMB 8,000,000 (US$1,024,590) as the purchase deposit to Mr. Zhu Yu Tong.  The legal registration of the equity transfer was completed in March 2007.

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

CMO's revenue and expenses have been included in the consolidation financial statement for the years ended December 31, 2006 and 2005 and are presented in the following table.

	For the year ended	For the year ended
	December 31, 2006	December 31, 2005
Revenue	$2,779,100	$2,951,975
Cost of sales	1,668,678	1,947,090
Gross profit	1,110,422	1,004,885
Expenses	1,101,418	465,398
Income before tax	9,004	539,487
Income tax	-	186,342
Net income	$9,004	$353,145

Contract receivable as of December 31, 2006 and 2005 was $ 790,851 and $728,079, respectively.

CHINA MARKETING MEDIA HOLDINGS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.

Related Party Receivable with Directors

The Company loaned money to our directors, Yingsheng Li, Xiaofeng Ding and Dongsheng Ren.  The loans are unsecured, non-interest bearing.  The balances due from the directors were $980,565 at year ended December 31, 2006.  The balance bears no interest and is payable on demand. This loan had been fully paid off on March 30, 2007.

11.

Dividends

The Company had no dividends declared in year 2006. The dividends payable balance as of December 31, 2006 and 2005 was $300,974 and $291,202, respectively.

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

14.

Concentrations and Risk

The Company's major operations are through an agreement as discussed in Note 9 with CMO, a company owned by the PRC government. All the revenues are generated through production of the magazines owned by CMO. The current contract will terminate in 2013, and it is unknown whether the contract will be renewed.  A change in the political climate in the PRC could also have a material adverse effect on the Company's business.

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

CHINA MARKETING MEDIA HOLDINGS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.

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

On February 7, 2006, the Company changed its name from Infolife, Inc. to China Marketing Media Holdings, Inc.

In March 2005, Shenzhen Media, an entity controlled by three common owners of Media Challenge, increased its registered capital by RMB 5,000,000 (approximately $603,865). After the reverse merger, the increased registered capital of $603,865 of Shenzhen Media was consolidated into the Company's financial statements as increased contributed capital for year 2005.

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

17.

Subsequent Event

Pursuit to an Equity Transfer Agreement with Shenzhen Caina dated October 30, 2006 (see note 8), the Company completed the legal registration regarding its acquisition of Shenzhen Caina in March 2007.

Shenzhen Caina was incorporated in Shenzhen, China and conducts business in advertisement design, brand, sales and marketing consulting and other related services.

18.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”. The statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Statement is effective for financial instruments acquired or issued after the beginning of the first fiscal year that begins after December 15, 2006. The Company expects that the Statement will have no material impact on its consolidated financial statements.

In February 2006, the FASB issued Staff Position No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event”. This position addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event, amending paragraphs 32 and A229 of SFAS No. 123 (revised 2004), “Share-Based Payment”. As the Company has not traditionally paid compensation through the issuance of equity securities, no impact is expected on its consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  Recent Accounting Pronouncements (Continued)

In June 2006, the FASB issued FASB Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The provisions are effective for fiscal years beginning after December 15, 2006. It is not expected that FIN 48 will have a material effect on the Company's financial position or results of operations.

In December 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset. The provisions are effective for fiscal years beginning after November 15, 2007.  The Company is currently assessing the impact of the statement.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115”. This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. This statement applies to all entities, including not for profit.

The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.

The Company is currently assessing the impact adoption of SFAS No. 159 on its consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.

Restatement

In January 2006, the Company paid $972,754 to our pre-merged shareholders based on the Company's 2005 earning performance.  The payments were originally characterized as a dividend.  Of the total $972,754 dividend declared, $672,592 was paid during the year of 2006. In July 2007, our board of directors revoked the 2006 dividend declaration in July 2007.

The paid dividend of $672,592 was reclassified as bonus expense and the unpaid dividend was cancelled.  Due to the currency transaction application, our restated net income was decreased by $672,592, retained earnings were increased by $345,162.

In this regard, financial statements have been restated as follows:

Consolidated Balance Sheets:

Account	2006 Original Balance	Restatement Adjustment	2006 Restated Balance	Effect
Dividend payable	$ 691,919	$ (390,945)	$ 300,974	Decrease
Retained earnings	6,509,864	345,162	6,855,026	Increase
Accumulated other comprehensive income	282,638	45,783	328,421	Increase

Consolidated Statements of Operations and Comprehensive Income:

Account	2006 Original Balance	Restatement Adjustment	2006 Restated Balance	Effect
Payroll expense	$ 271,964	$ 627,592	$ 899,556	Increase
Foreign currency translation adjustment	185,769	45,783	231,552	Increase

Consolidated Statement of Cash Flows:

In addition to the above changes, we perform a recalculation on our cash flows according to FASB 95, appendix C,: example 2 to recompute the effect of the changes of exchange rate on cash.

CHINA MARKETING MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.

Restatement (Continued)

CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (RESTATED)
	December 31,	December 31,
	2006	2006
	(RESTATED)	(ORIGINAL)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,127,840	$5,127,840
Accounts receivable	28,612	28,612
Prepaid expenses	192,574	192,574
Settlement receivable	345,025	345,025
TOTAL CURRENT ASSETS	5,694,051	5,694,051

OTHER ASSETS
Due from directors	925,944	925,944
Deposit - purchase of targets	1,024,590	1,024,590
Loan receivables to major sales agents	604,853	604,853
Investment (equity method)	202,751	202,751
Others	42,588	42,588
Fixed assets	1,117,503	1,117,503
Accumulated depreciation	(53,699)	(53,699)
License agreement	1,294,736	1,294,736
Accumulated amortization	(410,000)	(410,000)
TOTAL OTHER ASSETS	4,749,266	4,749,266
TOTAL ASSETS	$10,443,317	$10,443,317

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$36,497	$36,497
Accrued expenses and levies	40,439	40,439
Deferred revenues	93,609	93,609
Other payable	25,955	25,955
Taxes payable	76,028	76,028
Dividend payable	300,974	691,919
TOTAL CURRENT LIABILITIES	573,502	964,447

Long-term debt - related party (affiliate) see note 9	1,573,822	1,573,822

TOTAL LIABILITIES	2,147,324	2,538,269

STOCKHOLDERS' EQUITY
Common stock: no par value; 100,000,000 shares
authorized; 27,586,002 shares issued and outstanding	1,112,546	1,112,546
Retained earnings	6,855,026	6,509,864
Accumulated other comprehensive income	328,421	282,638
TOTAL STOCKHOLDERS' EQUITY	8,295,993	7,905,048

CHINA MARKETING MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.

Restatement (Continued)

CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (RESTATED)

	December 31,	December 31,
	2006	2006
	(RESTATED)	(ORIGINAL)
Revenues
Sales revenue	$8,383,087	$8,383,087
Cost of goods sold	3,057,859	3,057,859
Gross profit	5,325,228	5,325,228

Expenses
Amortization and depreciation	106,338	106,338
Advertising and promotion	36,452	36,452
Payroll expenses	899,556	271,964
Legal and professional fees	580,240	580,240
Other general and administrative	679,173	679,173
Total expenses	2,301,759	1,674,167

Income from operations	3,023,468	3,651,061

Other income (expenses)
Interest income	40,165	40,165
Investment loss from unconsolidated subsidiary	(41,835)	(41,835)
Other	43,763	43,763
Total other income (expenses)	42,094	42,093

Net income before taxes	$3,065,562	$3,693,154

Provision for income taxes	-	-

Net income	$3,065,562	$3,693,154

Foreign currency translation adjustment	231,552	185,769

Comprehensive income	$3,297,114	$3,878,923

Basic and fully diluted earnings per share	$0.11	$0.13

CHINA MARKETING MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.

Restatement (Continued)

CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)
	December 31,	December 31,
	2006	2006
	(RESTATED)	(ORIGINAL)
Cash flow from operating activities:
Net income	$3,065,562	$3,693,154
Adjustments to reconcile net income to cash provided by operations:
Amortization and depreciation	233,180	233,180
Loss on disposals of fixed assets	4,132	4,132
Investment (gain) loss (equity method)	41,835	41,835
Change in operating assets and liabilities:
Accounts receivable	329,504	324,492
Settlement receivable	(338,012)	(345,025)
Deposits	61,476	59,480
Due from major sales agent	438,809	413,734
Prepaid expenses	214,325	205,417
Other asset	5,411	4,139
Accounts payable	34,775	36,497
Other payable	(5,996)	(3,546)
Taxes payable	(291,057)	(308,436)
Deferred revenues	84,504	86,496

Net cash provided by operations	3,878,448	4,445,549

Cash flow from investing activities:
Receipts from directors	1,948,714	1,893,348
Deposits to a target company	(1,003,764)	(1,024,590)
Purchase of fixed assets	(999,134)	(957,177)
Capital contributed to unconsolidated entity	(160,924)	(161,625)

Net cash used in investing activities	(215,108)	(250,044)
Cash flow from financing activities:
Repayment of payable to affiliate	(121,117)	(68,520)
Dividend paid	-	(572,037)

Net cash used in financing activities	(121,117)	(640,557)

Increase in cash and cash equivalents	3,542,223	3,554,948

Effect on rate changes on cash	121,763	109,038

Cash and cash equivalents, beginning of period	1,463,854	1,463,854

Cash and cash equivalents, end of period	$5,127,840	$5,127,840

Supplemental disclosures of cash flow information:
Interest paid in cash	$-	$-
Income taxes paid in cash	$457,452	$457,452

EXHIBITS

Exhibit No.	Description
2.1

Share Exchange Agreement by and among the Company, Media Challenge Holdings Limited and certain shareholders thereof, dated as of December 31, 2005 [Incorporated by reference to Exhibit 2.1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on February 14, 2006, in file number 0-51806]

2.2

Convertible Promissory Note [Incorporated by reference to Exhibit 2.2 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

3.1

Articles of Incorporation, as amended [Incorporated by reference to Exhibit 3.1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on February 14, 2006, in file number 0-51806]

3.2

Amended and Restated Bylaws [Incorporated by reference to Exhibit 3.2 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.1

Operation and Management Right Agreement, dated October 23, 2006, by and between CMO and Shenzhen Media [Incorporated by reference to Exhibit 10.1 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.2

Amendment to Operation and Management Right Agreement, dated January 8, 2004, by and between CMO and Shenzhen Media [Incorporated by reference to Exhibit 10.2 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.3

Description of Verbal Amendment to Operation and Management Right Agreement, dated January 8, 2004, by and between Sale and Marketing Publishing House and Shenzhen Media Investment Co., Ltd.[Incorporated by reference to Exhibit 10.3 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 17, 2007, in file number 0-51806]

10.4

Entrust Agreement, dated November 20, 2004, by and between Shenzhen New Media and Shenzhen Media [Incorporated by reference to Exhibit 10.3 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.5

Equity Transfer Agreement, dated October 10, 2006, by and between Zhu Yu Tong and Shenzhen New Media. [Incorporated by reference to Exhibit 10.5 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 17, 2007, in file number 0-51806]

10.6

Outsourcing Agreement, dated December 30, 2006, by and between Henan Xinhua Printing Factory and CMO. [Incorporated by reference to Exhibit 10.6 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 17, 2007, in file number 0-51806]

10.7

Outsourcing Agreement, dated December 30, 2006, by and between Henan Xinhua Printing Factory and CMO. [Incorporated by reference to Exhibit 10.7 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 17, 2007, in file number 0-51806]

10.8

Outsourcing Agreement, dated December 16, 2006, by and between Henan Ruiguang Printing Co., Ltd. and CMO. [Incorporated by reference to Exhibit 10.8 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 17, 2007, in file number 0-51806]

10.9

Employment Agreement, dated March 1, 2004, by and between Bin Li and Shenzhen New Media [Incorporated by reference to Exhibit 10.7 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.10

Employment Agreement, dated December 15, 2006, by and between Yifang Fu and China Marketing [Incorporated by reference to Exhibit 10.8 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.11

Agreement of Share Transfer, dated March 7, 2005, by and among Yingsheng Li, Xiaofeng Ding, Dongsheng Ren and Shenzhen New Media [Incorporated by reference to Exhibit 10.9 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.12

Agreement of Share Transfer, dated March 7, 2005, by and between CMO and Shenzhen New Media [Incorporated by reference to Exhibit 10.10 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.13

Distribution Agreement, dated February 8, 2006, by and between Shenzhen New Media and Guangzhou Qiankuntai Bookstore [Incorporated by reference to Exhibit 10.11 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.14

Distribution Agreement, dated April 3, 2006, by and between Shenzhen New Media and Huadao Consulting Co., Ltd. [Incorporated by reference to Exhibit 10.12 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.15

Distribution Agreement, dated February 8, 2006, by and between Shenzhen New Media and Nanjing Cultural Development Co., Ltd. [Incorporated by reference to Exhibit 10.13 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.16

Distribution Agreement, dated February 8, 2006, by and between Shenzhen New Media and Shandong Qianyan Culture Dissemination Co., Ltd. [Incorporated by reference to Exhibit 10.14 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.17

Distribution Agreement, dated February 28, 2006, by and between Shenzhen New Media and Changsha Youyou Reading Group [Incorporated by reference to Exhibit 10.15 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.18

Distribution Agreement, dated February 9, 2006, by and between Shenzhen New Media and Zhengzhou Huanghe Culture Group [Incorporated by reference to Exhibit 10.16 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.19

Distribution Agreement, dated February 8, 2006, by and between Shenzhen New Media and Hangzhou Tianyi Books Co., Ltd. [Incorporated by reference to Exhibit 10.17 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

14

Code of Ethics [Incorporated by reference to Exhibit 14 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

21	List of Subsidiaries of the Registrant [Incorporated by reference to Exhibit 21 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 17, 2007, in file number 0-51806]
31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2*	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith.