Form 10KSB
period 2007-12-31
China Marketing Media Holdings, Inc.
filed 2008-04-18
CIK 1353307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 000-51806

CHINA MARKETING MEDIA HOLDINGS, INC.

-------------------------------------------------------------------------------------------------------

(Name of small business issuer in its charter)

TEXAS	76-0641113
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

RMA 901
KunTai International Mansion
No. 12 Chaowai Street
Beijing, 100020, China
-------------------------------------------------------------------------------------------------------

(Address of Principal Executive Offices)

(86)10-59251090

-------------------------------------------------

(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act:  Common stock,  no par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

The issuer’s revenues for its most recent fiscal year are $9,744,654.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of April 16, 2008 is $228,080.  Shares of common stock held by each officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the issuer.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the issuer’s common stock as of April 16, 2008 is 27,586,002.

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, which reflect our views with respect to future events and financial performance.  The words "believe," "expect," "anticipate," "project," "targets," "optimistic," "intend," "aim," "will" or similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date of this report.  These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements.  These uncertainties and other factors include, but are not limited to: changes in economic conditions, a fluctuation of RMB, changes in domestic and foreign laws, regulations and taxes, changes in economic conditions, uncertainties related to China’s legal system and economic, political and social events in China, a general economic downturn, a downturn in the securities markets, Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties.  We assume no obligation or duty to update any such forward-looking statements, except as required by law.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Background

We were originally organized under the laws of the State of Texas on October 29, 1999 under the name Brazos Strategies, Inc.  We changed our name to Infolife, Inc. on July 16, 2003 and finally to China Marketing Media Holdings, Inc. on February 7, 2006.  When we operated under the name Brazos Strategies, Inc., we were an Internet service provider.  Thereafter, when we changed our name to Infolife, Inc. we continued our business as Internet service provider in Tomball, Texas.  This business was later sold back to the original shareholders of Infolife, Inc.

On December 31, 2005, we entered into a share exchange agreement with Media Challenge, a BVI corporation, and the shareholders of Media Challenge.  Pursuant to the share exchange agreement we acquired 121,000 shares of Media Challenge, constituting all of the issued and outstanding capital stock of Media Challenge, in exchange for convertible promissory notes in the principal amount of $441,600.  These convertible promissory notes were convertible into 22,808,000 shares of our common stock, but only after the completion of a 1-for-10 reverse split of our common stock that we became obligated to effect pursuant to the share exchange agreement.  Thereafter, on January 25, 2006, we completed a 1-for-10 reverse split of our common stock as contemplated by the share exchange agreement.  At that time the convertible note issued to Media Challenge also converted into 22,808,000 shares of our common stock and the former shareholders of Media Challenge, Yingsheng Li, Xiaofeng Ding, and Dongsheng Ren became our controlling stockholders.  Collectively, they became the owners of about 82% of our outstanding common stock.  Media Challenge thereby became our wholly owned subsidiary and the former shareholders of Media Challenge became our controlling stockholders.  Immediately prior to the stock split we had 47,780,000 shares of common stock outstanding and immediately following the stock split and the issuance of our common stock pursuant to the share exchange agreement, there were 27,586,002 shares of common stock outstanding.

Business Overview

We are a holding company and we have no operations other than administrative matters and the ownership of our direct and indirect operating subsidiaries.  Through our indirect Chinese subsidiaries, we are engaged in the business of selling magazines and advertising space in our magazines and providing sales and marketing consulting services.  All of our operations, assets, personnel, officers and directors are located in China.  Currently we publish China Marketing (Xiao Shou Yu Shi Chang) magazine in China.  We publish three issues of China Marketing per month, including a sales edition, case edition and channel edition.

China Marketing -Sales edition	China Marketing -Case edition	China Marketing -Channel edition

Our magazines are Chinese publications tailored to the sales and marketing industry.  The magazines were originally published by Sale and Marketing Publishing House, or CMO, under the Light Industrial Ministry of the Henan Provincial Government.  On October 22, 2003, the Henan Provincial Government, Shenzhen Niu Si Tai Asset Management Limited Corporation, and CMO incorporated Shenzhen Media under the laws of China.  On October 23, 2003, Shenzhen Media entered into a ten year operation and management right agreement with CMO or Operation and Management Right Agreement, pursuant to which from November 1, 2003 to October 31, 2013, Shenzhen Media is obligated to market the magazines, sell the magazines and advertising space, provide strategic planning for the magazines, and train the professional staff of CMO.  The agreement was amended on January 8, 2004.  Under the terms of the agreement, as amended, Shenzhen Media agreed to pay a lump sum deposit of RMB 10,109,300 (approximately $1,220,930) and bear all of the operating costs relating to the publishing of the magazines in exchange for the right to all revenues generated from selling the magazines and their advertising space.

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

We had to enter into the Operation and Management Right Agreement and the Entrust Agreement instead of acquiring CMO outright as a result of restrictions under Chinese law that prohibit foreign persons from engaging in certain publishing activities in China.  CMO is an affiliate of the Administration of Press and Publication of Henan Provincial Government and was established under the laws of China.  Because of its ownership of the national publishing codes of China Marketing, CMO is the owner of the magazine.  Although our Chief Executive Officer, Yingsheng Li, and other members of our executive team are also executive officers and/or directors of CMO, it is only through these two above agreements that we have obtained a right to oversee the operation and strategic planning of advertising, publishing, and staff training for the magazines that are published by CMO.  Under these agreements, we are also entitled to collect advertising revenues from clients already existing at the time of the agreements, in addition to any new clients that we can solicit and retain. As a result, we derive the economic benefits and incur the economic burdens that we would otherwise have as the owner of CMO or the owner of CMO’s assets while still complying with Chinese law.

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

(3) Sale and Marketing Publishing House, or CMO, is the owner of the “China Marketing” magazine.  It is currently responsible for providing and editing the contents of the magazine.

(4) Beijing Orient Converge Human Resources Management Center Co. Ltd., or Beijing Orient, was incorporated in China in November 2007.  It is engaged in the business of vocational training, employment recommendation and services.  It also conducts sales and marketing professional training.  Shenzhen Media Investment Co., Ltd. owns 52% of Beijing Orient while Shanghai Faith Biological Cell Technology Co., Ltd. owns the other 48%.

Our Products

China Marketing was first published by CMO in April 1994 as a monthly magazine.  Thereafter, in September 2001, CMO began publishing two issues of this magazine per month.  In May 2004, after the establishment of the operation and management rights agreement, we started to publish three issues of this magazine per month.

The dimension of China Marketing is 210mm x 285mm.  The magazine is published in color.  We use double-side offset paper within the magazine and 157g double-side halftone paper for the covers of Sales edition and Channel edition of China Marketing and 200g double-side halftone paper for the covers of Case edition of China Marketing.  All editions of the magazines are published in Chinese and circulated within the greater China area, which includes mainland China and Hong Kong.

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

The physical printing, assembling and production of our magazines have been outsourced to independent third party printers.  The printers are responsible for typesetting the articles, proof reading, plate-making, paper supplying, binding and packaging.  Specifically, the printing works of the publication of Sales edition and Case edition of China Marketing were contracted to Henan Xinhua Printing Factory.  The printing works of the publication of Channel edition of China Marketing were contracted to Henan Ruiguang Printing Co., Ltd.

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

Advertising Consulting Services

We also provide advertising consulting services to our customers through our subsidiary, Shenzhen Caina.  The services that we currently offer mainly focus on assisting our customers on the promotion of brand name.

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

As of December 31, 2007, the annual circulation of our magazines during the 2007 fiscal year, was 3,557,139 units, among which, approximately 63% of sales were made through retail agents such as newsstands, airports, subways and bookstores throughout China.  These retail agents obtained our magazines from our distribution agents who operate throughout China.  The remaining 37% of our sales were through postal subscriptions 32% and direct orders 5%.  As of December 31, 2006, the annual circulation of our magazines was approximately 3,705,627 units, among which 66% of sales were made through retail agents such as newsstands, airports, subways and bookstores throughout China.  The remaining 34% of our sales were through postal subscriptions (32%) and direct orders (2%).

The following table lists the annual circulation of our magazines during the fiscal year ending December 31, 2007:

Different editions	China Marketing (Sales edition)	China Marketing (Case edition)	China Marketing (Channel edition)	Total
Distribution agents	826,929	584,900	829,169	2,240,998
Subscriptions through post offices	420,026	297,092	421,165	1,138,283
Direct subscriptions	65,629	46,421	65,808	177,858
Total	1,312,584	928,413	1,316,142	3,557,139

The following table lists our principal distribution agents and their distribution areas:

Names of Distribution Agents	Distribution Area

Guangzhou Qiankuntai Bookstore	Guangzhou

Huadao Consulting Co., Ltd.	China

Nanjing Cultural Development Co., Ltd.	Nanjing

Shandong Qianyan Culture Dissemination Co., Ltd	Shangdong Province

Zhengzhou Huanghe Culture Group	Henan Province

Changsha Youyou Reading Group	Hunan Province

Hangzhou Tianyi Books Co., Ltd	Hangzhou

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

Prices of Our Magazines

The fixed retail price of the Sales edition and the Channel edition of China Marketing is RMB 7.5 per issue (approximately, $1) and the fixed retail price of the Case edition of China Marketing is RMB 10 per issue (approximately $1.39).  Subscribers who subscribe to our magazines directly pay this same fixed retail price per issue on an issue by issue basis.

The subscription price paid for all editions of China Marketing by those subscribers who subscribe through post offices in China is RMB 7.5 per issue (approximately $1).  Subscribers who subscribe through post offices in China are charged through an annual payment arrangement where they pay for the annual subscription fees at the beginning of each year based upon the number of issues that will be published during the year.

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

We have registered our magazine’s title “China Marketing” as a trademark with the Trademark Office of the State Administration for Industry and Commerce of China.  We use our trademark for the sales and marketing of our magazine.

We have registered our www.cmmo.com.cn Internet domain name. The articles and other contents of our magazine are protected by copyright laws of China.

Our Research and Development Initiatives

We do not currently undertake any research and development activities and have not spent any money on research and development activities during our last two fiscal years.

Our Employees

We currently have 125 full-time employees and we do not expect any significant changes in the number of our employees during the next 12 months.

The following table illustrates the allocation of these employees among the various job functions conducted at our company.

Department	Number of Employees

Management	5
Accounting Department	6
Administration	10
Brand Name Consulting	20
Customer Service	20
Design Department	24
Research Department	3
Sales Department	3
Issuing Department	12
Training Project	1
Commercial Advertisement Department	2
Consultation Advertisement Department	6
Partnership Advertisement Department	8
Video Center	5
Total	125

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

Our employees in China participate in a state pension scheme organized by Chinese municipal and provincial governments.  Currently each month we are required to contribute to the scheme with approximately $47.5 for each of our employees and approximately $59.1 for each of our executive officers and directors.  The compensation expenses related to this scheme were approximately $126,414 and $42,292 for the fiscal years 2007 and 2006, respectively.

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

Government regulation of currency conversion and the fluctuation of RMB may materially and adversely affect our operations and financial results.

We receive substantially all of our revenues in RMB, which currently is not a freely convertible currency.  We will have to convert a portion of these revenues into other currencies in order to make payments to those of our service providers and others who do not transact business in RMB.  Under the PRC's existing foreign exchange regulations, we will be able to make payments to parties that do not transact business in RMB without prior approval from the State Administration on Foreign Exchange, or SAFE, by complying with various procedural requirements.  The Chinese government, however, may, at its discretion, restrict access in the future to foreign currencies for current account transactions.  If this were to occur, we may not be able to pay service providers or others whom we work with that transact business in currencies other than RMB.  The value of RMB against the US dollar and other currencies fluctuates and is affected by, among other things, changes in China’s political and economic conditions.  Since 1994, the conversion of RMB into foreign currencies, including US dollars, has been based on rates set by the People’s Bank of China , which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets.  Any devaluation of RMB, however, may materially and adversely affect the value of our assets and our financial results, since we will receive substantially all of our revenues, and express our profits, in RMB.

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

We obtained our rights to market the magazines, sell the magazines and advertising space, pursuant to an operation and management right agreement that runs through October 31, 2013.  Therefore, our relationship with CMO is critically important to us.  Our failure to extend the contractual relationship with CMO on commercially reasonable terms may make it difficult for us to continue to operate our business unless and until we find a comparable replacement publishing house.  It would be very difficult for us to find a comparable replacement publishing house and we are not at all certain that we would be able to do so.

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

Investor confidence and the market price of our shares may be adversely impacted if we are unable to correct a material weakness or significant deficiency in our internal controls over our financial reporting identified by our management.

During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, management identified significant deficiencies related to our U.S. GAAP expertise, internal audit functions and the absence of Audit Committee, as of that date. The current staff in the accounting department of the subsidiaries is relatively new to U.S. GAAP and internal control procedures and needs substantial additional training so as to meet with the higher demands of being a U.S. public company.  The significant deficiency in internal audit function is also due to the Company’s lack of sufficient qualified resources to perform internal audit functions.  We have taken steps to address these deficiencies as described in Item 8A(T) below, however, if any of these deficiencies remains, then our financial condition could be adversely affected.

We do not have any independent directors and may be unable to appoint any qualified independent directors.

We currently do not have any independent directors. We plan to appoint a number of independent directors which will constitute a majority of our board of directors before our common stock is listed on a national securities exchange or NASDAQ, but we may not be able to identify independent directors qualified to be on our board.

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

We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations that became effective on September 8, 2006.

On August 8, 2006, six PRC regulatory agencies promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, which became effective on September 8, 2006. This new regulation, among other things, governs the approval process by which a PRC company may participate in an acquisition of assets or equity interests. Depending on the structure of the transaction, the new regulation will require the PRC parties to make a series of applications and supplemental applications to the government agencies. In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies. Compliance with the new regulations is likely to be more time consuming and expensive than in the past and the government can now exert more control over the combination of two businesses. Accordingly, due to the new regulation, our ability to engage in business combination transactions has become significantly more complicated, time consuming and expensive, and we may not be able to negotiate a transaction that is acceptable to our stockholders or sufficiently protect their interests in a transaction.

The new regulation allows PRC government agencies to assess the economic terms of a business combination transaction. Parties to a business combination transaction may have to submit to the Ministry of Commerce and other relevant government agencies an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction. The regulations also prohibit a transaction at an acquisition price obviously lower than the appraised value of the PRC business or assets and in certain transaction structures, require that consideration must be paid within defined periods, generally not in excess of a year. The regulation also limits our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Therefore, such regulation may impede our ability to negotiate and complete a business combination transaction on financial terms that satisfy our investors and protect our stockholders’ economic interests.

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business.  We have operations, agreements with third parties and we make sales in China.  Our activities in China create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents or distributors of our Company, even though they may not always be subject to our control.  It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible.  Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

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

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions.  As of April 16, 2008, the closing price for our common stock was $0.01 per share and therefore, it is designated a “penny stock.”  As a “penny stock”, our common stock may become subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule”.  This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses).  For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale.  As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

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

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule.  In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal year 2007.

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

	Closing Prices (1)
	High	Low
Year Ended December 31, 2007
1st Quarter	$0,25	$0.20
2nd Quarter	$0.25	$0.20
3rd Quarter	$2.00	$0.25
4th Quarter	$0.32	$0.20

Year Ended December 31, 2006
1st Quarter(2)	$4.00	$0.45
2nd Quarter	$2.25	$0.10
3rd Quarter	$3.50	$1.09
4th Quarter	$2.05	$0.25

________________________

(1)

The above tables set forth the range of high and low closing prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

(2)

Market prices were only available from February 13, 2006.

Approximate Number of Holders of Our Common Stock

As of April 16, 2008, there were approximately 18 stockholders of record of our common stock, as reported by our transfer agent.  In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single shareholder.

Dividends

In January 2006, our three directors, Yingsheng Li, Xiaofeng Ding and Dongsheng Ren authorized the payment to themselves in the aggregate amount of $972,754; the payments were originally characterized as a dividend.  Of the total $972,754 declared, $672,592 was paid during 2006.  In July 2007, when the directors realized that the amounts paid were not properly characterized, the board cancelled the remaining payments and recharacterized the 2006 payments as bonuses paid in 2006 for services as directors.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended December 31, 2007 that were not previously disclosed in a quarterly report on Form 10-QSB or a current report on Form 8-K that was filed during the 2007 fiscal year.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

The following analysis discusses changes in the financial condition and results of operations as of and for years ended on December 31, 2007 and 2006, and should be read in conjunction with our audited consolidated financial statements and the notes thereto include elsewhere in this report.

General

We generate revenues through sales of our magazines, sales of advertising space in our magazines and providing sales and marketing consulting services.  During the fiscal year ended December 31, 2007, we generated $1,388,547 in revenues from the sale of our magazines, $6,047,678 in revenues from the sale of advertising space in these magazines and $2,308,427 in revenues from providing consulting services.   During the fiscal year ended December 31, 2006, we generated $1,450,494 in revenues from the sale of our magazines and $6,932,593 in revenues from the sale of advertising space in these magazines.

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

On December 13, 2007, Shenzhen New Media entered into an operation and management agreement, or the Shanghai Longcom Agreement, with Shanghai Longcom Telecom Co., Ltd., or Shanghai Longcom, a company incorporated in the PRC, pursuant to which from March 2008 to March 2009, Shenzhen New Media has exclusive rights to operate and manage the business of Shanghai Longcom.  Shenzhen New Media paid RMB 40,000,000 (approximately $5.48 million) to Shanghai Longcom as a deposit in exchange for such operation and management rights over the business of Shanghai Longcome.  Under the Shanghai Longcom Agreement, Shenzhen New Media is also expected to acquire 100% equity interests in Shanghai Longcom by the end of 2009.  Both parties agreed that the purchase price of acquisition shall be adjusted based on the actual operating results of Shanghai Longcom.  Shanghai Longcom is engaged in the business of online direct marketing, distribution, B2C e-commerce, IT retail and 3 C retail sales model by cooperating with mainstream products OEM / ODM manufacturers.

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

Results of Operations

Fiscal Year Ended December 31, 2007 Compared with Fiscal Year Ended December 31, 2006

The following table summarizes the results of our operations during the fiscal years ended December 31, 2007 and 2006.  It provides information regarding the dollar and percentage increase or (decrease) from the 2006 fiscal period to the 2007 fiscal period:

	Year Ended December 31,
Item	2007	2006	Increase (Decrease)	% Increase (% Decrease)
Revenue	9,744,654	8,383,087	1,361,567	17%
Cost of Sales	3,198,026	3,057,859	140,167	5%
Gross Profit	6,546,628	5,325,228	1,221,400	23%
Operating Expenses	3,632,791	2,301,759	1,331,032	58%
Other Income (expense)	14,073	42,094	(28,021)	(67%)
Provision for Taxes	35,896	0	35,896	100%
Net income	2,930,155	3,065,562	(135,407)	(4.5%)

Revenue

Our revenues in fiscal year 2007 amounted to $9,744,654, which is $1.36 million or approximately 17% more than that of fiscal year 2006, when we had revenues of $8,383,087.  Compared to 2006, our revenues attributable to sales of magazines decreased by $61,946 in 2007 and advertising revenues in 2007 decreased by $884,913 as compared to 2006.  The overall increase in revenues was attributable to our new subsidiary, Shenzhen Caina, which contributed revenues of $2,308,427 from advertising consulting services, while in 2006 we did not provide any advertising consulting services to our customers.  The decrease of our magazine sales and advertising sales during 2007 is mainly due to the rapid development of online newspaper and magazines that reduced readership generally.

Components of Revenues

The following table shows the different components comprising our total revenues during each of the past two fiscal years.

Revenue Category	2007	2006	Increase (Decrease)	% Increase (% Decrease)

Magazine Sales	$1,388,547	$1,450,494	$61,946	(5%)

Advertising Sales	$6,047,679	$6,932,593	$884,914	(12.8%)

Consulting Services	$2,540,330	0	$2,540,330	100%

Total	$9,976,557	$8,383,087	$1,593,469	19%

Cost of Sales

Our cost of sales in fiscal years 2007 and 2006 was $3,198,026 and $3,057,859, respectively, which accounts for approximately 32.9% and 36.5%, respectively, as a percentage of total revenues.  The dollar amount of the cost of sales increased with the growth of annual sales.  Cost of sales as a percentage of annual revenues declined by about 3.6% in 2007 as compared with 2006, which is mainly attributable to the change of product mix, where certain higher margin products such as advertising consulting services accounted for a higher percentage of our revenues

Expenses

Our expenses consist of payroll and other general and administrative expense.  Payroll expense was $1,423,251 in the 2007 fiscal year compared to $899,556 in the 2006 fiscal year.  The increase in payroll expense is mainly a result of increased salaries for employees hired by our new subsidiary Shenzhen Caina for advertising consulting

Our other general and administrative expenses were $2,209,540 (22.2% of total sales) and $1,402,203 (16.8% of total sales) in fiscal years 2007 and 2006, respectively.  The increase of other general and administrative expenses is mainly due to the increase of rent expense, staff welfare expense and utilities expense.

Income taxes

Foreign invested Enterprises, or FIEs, established in the PRC are generally subject to a foreign enterprise income tax, or FEIT, of 33.0%.  In practice, however, most FIEs enjoy preferential FEIT treatments and holidays that result in an effective tax rate that is much lower than the statutory rate of 33.0%.

We are currently subject to income taxes according to applicable tax laws in the PRC.  The tax rates are 0% for Shenzhen New Media Advertising Company Ltd., 15% for Shenzhen Caina, 15% for Shenzhen New Media and Shenzhen Media and 33% for CMO.  Beijing Media is under a special local income tax rate - pure revenue rate (total revenue x 9%x applied income tax rate), for small company.

On March 16, 2007, the National People’s Congress of China passed the new Enterprise Income Tax Law, or EIT Law, and on November 28, 2007, the State Council of China passed the Implementing Rules for the EIT Law, or Implementing Rules, which took effect on January 1, 2008.  The EIT Law and Implementing Rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions.  Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the FEIT, and its associated preferential tax treatments, beginning January 1, 2008.

Despite these pending changes, the EIT Law gives existing FIEs a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments.  We are expecting that the measures to implement the grandfather period will be enacted by the Chinese government in the coming months and will assess what the impact of the new regulations are at that time.  The discontinuation of any such special or preferential tax treatment or other incentives would have an adverse affect on any organization’s business, fiscal condition and current operations in China.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25.0% on its global income.  The Implementing Rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise”.  If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then the organization’s global income will be subject to PRC income tax of 25.0%.

We incurred income taxes of $35,896 in 2007, while in 2006 we did not incur income taxes in 2006. We paid more tax in 2007 compared to 2006 because of revenues generated by our new subsidiary Shenzhen Caina.

Net income (profit after taxes)

We earned net income of approximately $2,930,155 million in fiscal year 2007.  This is a decrease of $135,407 million or approximately 4.5%from fiscal year 2006 net income of $3.07 million.  The decrease in our 2007 net income resulted was mainly due to the increase of payroll expense and other general and administrative expenses.

Liquidity and Capital Resources

As of December 31, 2007, we had a cash balance of $1,548,602 and net current assets of $1,208,686.

On December 13, 2007, Shenzhen New Media entered into the Shanghai Longcom Agreement with Shanghai Longcom, pursuant to which Shenzhen New Media paid RMB 40,000,000 (approximately $5.48 million) to Shanghai Longcom as a deposit in exchange for the operation and management rights over Shanghai Longcom’s business under the Shanghai Longcom Agreement.

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

Off-Balance Sheet Arrangements

During the fiscal year ended December 31, 2007, we did not enter into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Inflation

Our results of operations have not been affected by inflation and management does not expect that inflation risk would cause material impact on its operations in the future.

Seasonality

Our results of operations are not materially affected by seasonality and we do not expect seasonality to cause any material impact on our operations in the future.

Currency Fluctuations

Our operating subsidiaries are located in China.  All expenses of the subsidiary and revenue received from customers are incurred in China denominated in RMB as the functional currency.  Based on Chinese government regulation, all foreign currencies under the category of current accounts are allowed to be freely exchanged with hard currencies.  During the past years of operation through July of 2005, there were no significant changes in exchange rates.  On July 21, 2005, the Chinese government changed its foreign currency exchange policy from a fixed RMB/USD exchange rate into a flexible rate under the control of the Chinese government.  From August 2005 through December 2007, the value of RMB against US dollars appreciated by 10.7%, from RMB8.1/$1 to RMB 7.29/$1.

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

Revenue Recognition We recognize magazine sales revenue in accordance with the provisions of SFAS 48, "Criteria for Recognizing Revenue When Right of Return Exists," which states that if an enterprise sells its product but gives the buyer the right to return the product, revenue from the sales transaction shall be recognized at time of sale only if all of the following conditions are met:

(a)     The seller's price to the buyer is substantially fixed or determinable at the date of sale.

(b)     The buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product.

(c)     The buyer's obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product.

(d)     The buyer acquiring the product for resale has economic substance apart from that provided by the seller.

(e)     The seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer.

(f)     The amount of future returns can be reasonably estimated. Estimated returns are based on historical data but require significant judgment on the part of management.

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE.

None.

ITEM 8A(T) . CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including Mr. Yingsheng Li and Ms. Yifang Fu, our Chief Executive Officer and our then Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007.  Based on that evaluation, management concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2007.

Internal Controls Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-KSB a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  Since we just recently started the evaluation process of our international controls over financial reporting, we have not completed all of the evaluations necessary to issue guidance on the status of our internal controls.  However, during our assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, management identified the significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) the absence of an Audit Committee.

Although our former CFO, Yifang Fu has sufficient knowledge and experience in U.S. GAAP principles, our current accounting department responsible for financial reporting of the Company, on a consolidated basis, is relatively new to U.S. GAAP and the related internal control procedures required of U.S. public companies.  Management has determined that they require additional training and assistance in U.S. GAAP matters.  Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions.  Finally, management determined that the lack of an Audit Committee of the board of directors of the Company also contributes to insufficient oversight of our accounting and audit functions.

In order to correct the foregoing material weaknesses, we have taken the following remediation measures:

  We are in a process of arranging necessary training and engaging with external professional accounting or consultancy firms to assist us in the preparation of the US GAAP accounts .

  We have committed to the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit resources before end of 2007.  However, we will increase our search for qualified candidates with assistance from recruiters and through referrals.

  In addition, we have allocated significant financial and human resources to strengthen the internal control structure.  As part of our efforts to comply with Section 404 of the Sarbanes-Oxley Act for fiscal year 2008, we are actively working with external consultants to assess our data collection, financial reporting, and control procedures and to strengthen our internal controls over financial reporting.

  We have also launched a search for suitable candidates to serve as our independent directors and to serve on an audit committee and other standing committees in the near future.  We expect to establish these committees within the next 12 months.

We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statement as of December 31, 2007.  The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting.

During the fiscal year ended December 31, 2007, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

On December 13, 2007, Shenzhen New Media entered into an operation and management agreement, or the Shanghai Longcom Agreement, with Shanghai Longcom Telecom Co., Ltd., or Shanghai Longcom, a company incorporated in the PRC, pursuant to which from March 2008 to March 2009, Shenzhen New Media has exclusive rights to operate and manage the business of Shanghai Longcom.  Shenzhen New Media paid RMB 40,000,000 (approximately $5.48 million) to Shanghai Longcom as a deposit in exchange for such operation and management rights over the business of Shanghai Longcome.  Under the Shanghai Longcom Agreement, Shenzhen New Media is also expected to acquire 100% equity interests in Shanghai Longcom by the end of 2009.  Both parties agreed that the purchase price of acquisition shall be adjusted based on the actual operating results of Shanghai Longcom.  Shanghai Longcom is engaged in the business of online direct marketing, distribution, B2C e-commerce, IT retail and 3 C retail sales model by cooperating with mainstream products OEM/ODM manufacturers.

The foregoing summary of the material terms and conditions of the operation and Agreement is qualified in its entirety by reference to the Agreement, a copy of which is attached hereto as Exhibit 10.20 and incorporated by reference herein.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers

The following table sets forth the name, age and position of each of our current executive officers and directors:

Name	Age	Position
Yingsheng Li	47	President, Chief Executive Officer, Interim Chief Finacial Officer and Chairman
Bin Li	43	Executive Director
Xiaofeng Ding	36	Director
Dongsheng Ren	33	Director

Yingsheng Li has been our Chief Executive Officer, President and Chairman since December 31, 2005.  On March 3, 2008, Mr. Li was appointed as our Interim Chief Financial Officer.  Mr. Li has been working for our magazines for over 11 years.  Mr. Li has more than 10 years of experience in magazine publishing and has worked in a number of different positions such as a reporter, director, and associate editor at CMO.  Mr. Li was named one of the top ten publishers by the Henan Provincial Government in 2002.  Mr. Li holds a bachelor’s degree in Commerce and a postgraduate degree in Economics from Zhengzhou University.

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

Family Relationships

Except as described below, there are no family relationships among our directors or officers:

Mr. Bin Li, our Executive Director is the brother of our Chief Executive Officer, Mr. Yingsheng Li.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws (except where not subsequently dismissed without sanction or settlement), or from engaging in any type of business practice, or a finding of any violation of federal or state securities laws.  To the best of our knowledge, no petition under the federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of any of our directors or officers, or any partnership in which any of our directors or officers was a general partner at or within two years before the time of such filing, or any corporation or business association of which any of our directors or officers was an executive officer at or within two years before the time of such filing.  Except as set forth in our discussion below in “Certain Relationships and Related Transactions, and Director Independence,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC.  The SEC has designated specific due dates for these reports.  Based solely on our review of copies of such reports filed with the SEC and written representations of our directors and executive officers, we believe that all persons subject to reporting filed the required reports on time in the 2007 fiscal year.

Code of Ethics

On December 28, 2006, our board of directors adopted a code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, and principal accounting officer.  The code of ethics addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code.  A copy of the code of ethics has been filed as Exhibit 14 to our registration statement on Form 10-SB/A on January 3, 2007.  We are in the process of building up the Company website.  Once our website is available, we will make the code of ethics available on the website.  Thereafter, any amendments or waivers to the code of ethics will be posted on our website within four business days of such amendment or waiver. Until such time, however, any amendments or waivers to our code of ethics will be filed with the SEC in a Current Report on Form 8-K.

Nominating Committee

We do not have a standing nominating committee and our entire board of directors currently is responsible for the functions that would otherwise be handled by a nominating committee.  However, we intend to establish a nominating committee of the board of directors as soon as practicable.  We envision that the nominating committee would be primarily responsible for nominating directors and setting policies and procedures for the nomination of directors.  The nominating committee would also be responsible for overseeing the creation and implementation of our corporate governance policies and procedures.

Audit Committee and Audit Committee Financial Expert

We do not have an audit committee or an audit committee financial expert serving on the audit committee.  Our entire board of directors currently is responsible for the functions that would otherwise be handled by an audit committee.  However, we intend to establish an audit committee of the board of directors as soon as practicable.  We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.  Upon the establishment of an audit committee, the board will determine whether any of the directors qualify as an audit committee financial expert.

ITEM 10.  EXECUTIVE COMPENSATION.

Summary Compensation Table – 2006 and 2007

The following summary compensation table sets forth the aggregate compensation we paid or accrued to Yingsheng Li, our Chief Executive Officer and Chairman for services rendered in all capacities during the fiscal years 2006 and 2007.  No other executive officers received total compensation in excess of $100,000 in either year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)(1)
Yingsheng Li, CEO and Chairman	2006	15,404	281,385(2)	296,789
	2007	19,050	12,818	31,868

(1)

Mr. Yingsheng Li’s compensation was paid by the Company in RMB.  The dollar amounts in the above table were calculated on the base that $1= RMB 7.79 and $1= RMB 7.2 for years 2006 and 2007, respectively.

(2)

In January 2006, our three directors, Yingsheng Li, Xiaofeng Ding and Dongsheng Ren authorized the payment to themselves in the aggregate amount of $972,754; the payments were originally characterized as a dividend.  Of the total $972,754 declared, $672,592 was paid during 2006.  In July 2007, when the directors realized that the amounts paid were not properly characterized, the board cancelled the remaining payments and recharacterized the 2006 payments as bonuses paid in 2006 for services as directors.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives, during the fiscal year ended December 31, 2007.

Employment Agreements

We do not have any employment agreements with any of our executive officers except for the following executive officer:

We entered into an employment agreement with our Executive Director, Bin Li, on March 1, 2004.  This agreement was renewed on March 1, 2008 for a one-year term ending March 1, 2009.  We expect that this agreement will be automatically renewed for an additional year by the parties upon its expiration.  Under the terms of the agreement, as renewed, we are obligated to pay Mr. Li a monthly salary of RMB 12,000 (approximately, $1,666).

Director Compensation

The following table provides information on the compensation paid by us to our directors for the fiscal year ended on December 31, 2007.  Bonus compensation that Mr. Yingsheng Li, our Chairman and Chief Executive Officer, received for his services as a director is reflected in the summary compensation table above.

Name	Fees earned or paid	All Other	Total
	in Cash ($)	Compensation	($)(1)
($)
Xiaofeng Ding	-	-	-
Dongsheng Ren	-	-	-
Bin Li	22,864	-	22,864

(1)

Each of the persons listed in the above table received compensation from the Company in RMB.  The dollar amounts in the above table were calculated on the base that $1= RMB 7.2.

Historically, except for Mr. Bin Li, we have not paid our directors retainer fees or fees for attending meetings of our board of directors but we do reimburse directors for reasonable travel expenses related to attendance at board meetings.  However, we paid a bonus to three of our four directors during 2006.  Mr. Bin Li did not receive a dividend declaration because he did not own any shares in either Media Challenge or the Company at the time the dividend was declared.

In the future, we may adopt a policy of paying independent directors a fee for their attendance at board and committee meetings.  No stock or stock options or other equity incentives were awarded to our directors during the fiscal year ended December 31, 2007.   We do not have non-equity incentive or a deferred compensation plan that our directors may participate in.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our common stock as of April 16, 2008 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.  Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrants or other rights to acquire additional securities of the Company except as may be otherwise noted.

Address of each of the persons set forth below is in care of China Marketing Media Holdings, Inc. RMA 901, KunTai International Mansion, No. 12 Chaowai Street, Beijing, 100020, China.

Title of Class	Name and Address	Office, If Any	Number of Shares Beneficially Owned	Percent of Class
Common Stock, no par value	Yingsheng Li	President, Chief Executive, Interim Chief Financial Officer and Chairman	9,958,425	36.10%
Common Stock, no par value	Xiaofeng Ding	Director	6,746,077	24.45%
Common Stock, no par value	Dongsheng Ren	Director	6,103,498	22.13%
Common Stock, no par value	Bin Li	Executive Director	0	*
Common Stock, no par value	All officers and directors as a group (4 persons named above)		22,808,000	82.68%

* Less than 1%

1Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

2A total of 27,586,002shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of April 16, 2008.  For each beneficial owner above, any options or warrants exercisable within 60 days have been included in the denominator.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our Company.

Securities Authorized for Issuance under Equity Compensation Plans

None.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

The following includes a summary of transactions since the beginning of the 2007 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds $120,000 or one percent of the average of the Company's total assets at year end of 2006 and 2007.  We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

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

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

The board of directors is currently composed of four members, Mr. Yingsheng Li, Mr. Xiaofeng Ding, Mr. Dongsheng Ren and Mr. Bin Li.  Neither of them is independent director, as the term “independent” is defined by the rules of the Nasdaq Stock Market.

ITEM 13.  EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

2.1

Share Exchange Agreement by and among the Company, Media Challenge Holdings Limited and certain shareholders thereof, dated as of December 31, 2005 [Incorporated by reference to Exhibit 2.1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on February 14, 2006, in file number 0-51806]

2.2

Convertible Promissory Note [Incorporated by reference to Exhibit 2.2 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

3.1

Articles of Incorporation, as amended [Incorporated by reference to Exhibit 3.1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on February 14, 2006, in file number 0-51806]

3.2

Amended and Restated Bylaws [Incorporated by reference to Exhibit 3.2 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.1

Operation and Management Right Agreement, dated October 23, 2006, by and between CMO and Shenzhen Media [Incorporated by reference to Exhibit 10.1 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.2

Amendment to Operation and Management Right Agreement, dated January 8, 2004, by and between CMO and Shenzhen Media [Incorporated by reference to Exhibit 10.2 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.3

Description of Verbal Amendment to Operation and Management Right Agreement, dated January 8, 2004, by and between Sale and Marketing Publishing House and Shenzhen Media Investment Co., Ltd. [Incorporated by reference to Exhibit 10.3 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 17, 2007, in file number 0-51806]

10.4

Entrust Agreement, dated November 20, 2004, by and between Shenzhen New Media and Shenzhen Media [Incorporated by reference to Exhibit 10.3 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.5

Equity Transfer Agreement, dated October 10, 2006, by and between Zhu Yu Tong and Shenzhen New Media.  [Incorporated by reference to Exhibit 10.5 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 17, 2007, in file number 0-51806]

10.6

Outsourcing Agreement, dated December 30, 2006, by and between Henan Xinhua Printing Factory and CMO.  [Incorporated by reference to Exhibit 10.6 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 17, 2007, in file number 0-51806]

10.7

Outsourcing Agreement, dated December 30, 2006, by and between Henan Xinhua Printing Factory and CMO.  [Incorporated by reference to Exhibit 10.6 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 17, 2007, in file number 0-51806]

10.8

Outsourcing Agreement, dated December 16, 2006, by and between Henan Ruiguang Printing Co., Ltd. and CMO.  [Incorporated by reference to Exhibit 10.6 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 17, 2007, in file number 0-51806]

10.9

Employment Agreement, dated March 1, 2004, by and between Bin Li and Shenzhen New Media [Incorporated by reference to Exhibit 10.7 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.10

Employment Agreement, dated December 15, 2006, by and between Yifang Fu and China Marketing [Incorporated by reference to Exhibit 10.8 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.11

Agreement of Share Transfer, dated March 7, 2005, by and among Yingsheng Li, Xiaofeng Ding, Dongsheng Ren and Shenzhen New Media [Incorporated by reference to Exhibit 10.9 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.12

Agreement of Share Transfer, dated March 7, 2005, by and between CMO and Shenzhen New Media [Incorporated by reference to Exhibit 10.10 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.13

Distribution Agreement, dated February 8, 2006, by and between Shenzhen New Media and Guangzhou Qiankuntai Bookstore [Incorporated by reference to Exhibit 10.11 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.14

Distribution Agreement, dated April 3, 2006, by and between Shenzhen New Media and Huadao Consulting Co., Ltd. [Incorporated by reference to Exhibit 10.12 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.15

Distribution Agreement, dated February 8, 2006, by and between Shenzhen New Media and Nanjing Cultural Development Co., Ltd. [Incorporated by reference to Exhibit 10.13 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.16

Distribution Agreement, dated February 8, 2006, by and between Shenzhen New Media and Shandong Qianyan Culture Dissemination Co., Ltd. [Incorporated by reference to Exhibit 10.14 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.17

Distribution Agreement, dated February 28, 2006, by and between Shenzhen New Media and Changsha Youyou Reading Group [Incorporated by reference to Exhibit 10.15 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.18

Distribution Agreement, dated February 9, 2006, by and between Shenzhen New Media and Zhengzhou Huanghe Culture Group [Incorporated by reference to Exhibit 10.16 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.19

Distribution Agreement, dated February 8, 2006, by and between Shenzhen New Media and Hangzhou Tianyi Books Co., Ltd. [Incorporated by reference to Exhibit 10.17 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.20*	Operation and Management Agreement, dated December 13, 2007, by and beween Shenzhen New Media and Shanghai Longcom Telecom Co., Ltd.
14

Code of Ethics [Incorporated by reference to Exhibit 14 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

21*	List of Subsidiaries of the Registrant
31*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32*	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Auditor’s Fees

During the fiscal years ended December 31, 2006 and December 31, 2007, fees for services provided by our independent auditor, Child Van Wagoner & Bradshaw, PLLC, were as follows:

	Year Ended December 31,
	2006	2007
Audit Fees	$86,500	$120,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$86,500	$120,000

“Audit Fees” consisted of fees billed for services rendered for the audit of our annual financial statements, review of financial statements included in our quarterly reports on Form 10-QSB, and other services normally provided in connection with statutory and regulatory filings.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit and non-audit service performed by our auditor for our consolidated financial statements as of and for the year ended December 31, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Marketing Media Holdings, Inc.

Dated: April 18, 2008	By:	/s/ Yingsheng Li
Yingsheng Li, CEO, President and Interim CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each person whose signature appears below hereby authorizes Yingsheng Li as attorneys-in-fact to sign on his behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this annual report on Form 10-KSB.

SIGNATURE	CAPACITY	DATE

/s/Yingsheng Li Yingsheng Li	President, Chief Executive Officer and Chairman	April 18, 2008
/s/Bin Li Bin Li	Executive Director	April 18, 2008
/s/Xiaofeng Ding Xiaofeng Ding	Director	April 18, 2008
/s/Dongsheng Ren Dongsheng Ren	Director	April 18, 2008

CHINA MARKETING MEDIA HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

CHINA MARKETING MEDIA HOLDINGS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors
China Marketing Media Holdings, Inc.
People’s Republic of China

We have audited the consolidated balance sheets of China Marketing Media Holdings, Inc. (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Marketing Media Holdings, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
April 14, 2008

CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,548,602	$5,127,840
Accounts receivable	90,280	28,612
Prepaid expenses	289,381	192,574
Settlement receivable	-	345,025
TOTAL CURRENT ASSETS	1,928,263	5,694,051
OTHER ASSETS
Due from directors	-	925,944
Investment Deposit - purchase of targets	5,476,001	1,024,590
Deferred tax asset	34,154	-
Loan receivables to major sales agents	58,949	604,853
Investment (equity method)	370,376	202,751
Related party receivables - affiliates	1,842,795	-
Other receivable	133,597	-
Goodwill	760,478	-
Other assets	149,064	42,588
Fixed assets	1,513,818	1,117,503
Accumulated depreciation	(191,887)	(53,699)
License agreement	1,383,964	1,294,736
Accumulated amortization	(576,651)	(410,000)
TOTAL OTHER ASSETS	10,954,658	4,749,266
TOTAL ASSETS	$12,882,921	$10,443,317
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	74,762	$36,497
Accrued expenses and levies	275,780	40,439
Deferred revenues	250,621	93,609
Other payable	49,664	25,955
Taxes payable	49,228	76,028
Dividend payable	-	300,974
TOTAL CURRENT LIABILITIES	700,055	573,502
Long-term debt - related party (affiliate) see note 7	-	1,573,822
TOTAL LIABILITIES	700,055	2,147,324
Minority Interest	281,606	-
STOCKHOLDERS' EQUITY
Common stock: no par value; 100,000,000 common shares	1,112,546	1,112,546
authorized; 27,586,002 common shares issued and outstanding
Retained earnings	9,785,181	6,855,026
Accumulated other comprehensive income	1,003,533	328,421
TOTAL STOCKHOLDERS' EQUITY	11,901,260	8,295,993
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,882,921	$10,443,317

See accompanying notes to consolidated financial statements

CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year ended December 31,
	2007	2006

Revenues
Sales revenue	$9,735,841	$8,383,087
Cost of goods sold	3,331,653	3,057,859
Gross profit	6,404,188	5,325,228

Expenses
Amortization and depreciation	140,207	106,338
Advertising and promotion	184,859	36,452
Payroll expenses	1,423,251	899,556
Legal and professional fees	251,462	580,240
Other general and administrative	1,499,385	679,173
Total expenses	3,499,164	2,301,759

Income from operations	2,905,024	3,023,469

Other income (expenses)
Interest income (expense)	48,297	40,165
Investment loss from unconsolidated subsidiary	(49,916)	(41,835)
Other	15,692	43,763
Total other income (expenses)	14,073	42,093

Net income before taxes	2,919,097	3,065,562
Provision for income taxes	35,896	-

Net income before minority interest	2,883,201	3,065,562
Less minority interest (loss)	(46,954)	-
Net Income	$2,930,155	$3,065,562
Foreign currency translation adjustment	675,112	231,552

Comprehensive income	$3,605,267	$3,297,114

Basic and fully diluted earnings per share	$0.11	$0.11
Weighted average shares outstanding	27,586,002	27,586,002

See accompanying notes to consolidated financial statements

CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				Accumulated Other	Total
	Common	Common	Retained	Comprehensive	Stockholders'
	Shares	Stocks	Earnings	Income	Equity

January 1, 2006	27,586,002	$1,112,546	$3,789,464	$96,869	$4,998,879
Net income			3,065,562		3,065,562
Foreign currency translation				231,552	231,552

December 31, 2006	27,586,002	$1,112,546	$6,855,026	$328,421	$8,295,993
Net income			2,930,155		2,930,155
Foreign currency translation				675,112	675,112

Balance December 31, 2007	27,586,002	$1,112,546	$9,785,181	$1,003,533	$11,901,260

See accompanying notes to consolidated financial statements

CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2007	December 31, 2006
Cash flow from operating activities:
Net income	$2,930,155	$3,065,562
Adjustments to reconcile net income to cash provided by operations:
Minority interest	(46,954)
Amortization and depreciation	273,834	233,180
Loss on disposals of fixed assets	-	4,132
Investment (gain) loss (equity method)	49,916	41,835
Change in operating assets and liabilities:
Accounts receivable	65,819	329,504
Settlement receivable	356,093	(338,012)
Deposits	-	61,476
Due from major sales agent	435,157	438,809
Deferred tax asset	(32,977)	-
Prepaid expenses	(33,234)	214,325
Other asset	90,047	5,411
Accounts payable	34,518	34,775
Accrued expenses	38,703	-
Other payable	(100,067)	(5,996)
Taxes payable	(53,149)	(291,057)
Deferred revenues	145,372	84,504
Net cash provided by operations	4,153,233	3,878,448
Cash flow from investing activities:
Cash acquired from subsidiary	116,119	-
Receipts from directors	955,649	1,948,714
Loan receivable from affiliate	(105,846)	-
Deposits to acquire target company	(5,476,001)	(1,003,764)
Purchase of fixed assets	(157,022)	(999,134)
Advance to unconsolidated entity	(198,274)	(160,924)
Net cash used in investing activities	(4,865,375)	(215,108)
Cash flow from financing activities:
Repayment of payable to affiliate	(3,607,259)	(121,117)
Capital contribution from minority interest	328,560
Net cash used in financing activities	(3,278,699)	(121,117)
Increase (decrease) in cash and cash equivalents	(3,990,841)	3,542,223

Effect on rate changes on cash	411,603	121,763
Cash and cash equivalents, beginning of period	5,127,840	1,463,854
Cash and cash equivalents, end of period	$1,548,602	$5,127,840
Supplemental disclosures of cash flow information:
Interest paid in cash	$-	$-
Income taxes paid in cash	$62,696	$457,452
Non-Cash investing and financing activities
Dividend payable offset by related party receivable	$300,974	$-
Deposit conversion to subsidiary	$1,095,200	$-

See accompanying notes to consolidated financial statements

CHINA MARKETING MEDIA HOLDINGS, INC
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

On March 26, 2007, the Company acquired 100% of Shenzhen Caina Brand Consultant Company ("Shenzhen Caina"). Shenzhen Caina owned 100% of Beijing Caina Xianliang Marketing and Layout Company. After the acquisition, Shenzhen New Media owned 100% of Shenzhen Caina and Beijing Caina. Both Shenzhen Caina and Beijing Caina provide consulting services to clients concerning advertising and marketing matters.

In November 2007, Shenzhen Media formed a new 52% owned subsidiary in PRC known as Beijing Orient Converge Human Resources Management Center Co. Ltd.( "BJOC"). The registered capital of BJOC is RMB5,000,000 i.e.,684,500USD (exchange rate as 1USD: 7.30 RMB).

The consolidated entity is hereafter referred to as "the Company".

The Company engages in the sale of its magazines and advertising space within its magazines, which are sold throughout China.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Basis of Presentation

The consolidated financial statements include the accounts of China Marketing, Media Challenge, Shenzhen New Media, Shenzhen Media, Beijing Media, NMA, Shenzhen Caina, Beijing Caina and BJOC. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Magazines

The Company publishes three issue magazines each month, (namely Sale edition, Channel edition and Case edition) of "China Marketing" and other special editions periodically, for example, "China Business & Trade" – (Training edition).

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies (continued)

The Company recognizes revenues for the advertising sales and consulting service ratably over the periods when the customer’s advertisements are published and service are provided. Total revenue from the advertising sales is $5,882,432 and $6,932,594 for the years ended December 31, 2007 and 2006, respectively.

In addition, the Company recognizes revenue from the publishing of above magazines when the risks and rewards of ownership of the goods have transferred to the customer, which is usually on delivery or when title passes. Total revenue from the publishing business is $1,388,547 and $1,450,493 for the years ended December 31, 2007 and 2006, respectively.

Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Buildings	20 years
Vehicle	5 years
Furniture and equipment	5 years
Computer equipment	5 years

Depreciation expense for the years ended December 31, 2007 and 2006 was $140,207 and $106,338, respectively.

At cost	2007	2006
Building	$969,717	$916,060
Motor vehicles	119,803	119,056
Furniture and equipment	424,298	82,387
	$1,513,818	$1,117,503
Less: accumulated depreciation	(191,887)	(53,699)
	$1,321,993	$1,063,804

Long-term assets of the Company are reviewed annually to assess whether the carrying value has become impaired according to the guidelines established in Statement of Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." No impairment of assets was recorded in the periods reported.

Intangible Assets

In accordance with SFAS 142, "Goodwill and Other Intangible Assets", Goodwill amounts are not amortized, but rather are tested for impairment at least annually. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives, which is the ten years of the "license agreement." The carrying amount of the asset is reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. No intangible asset impairment charges are deemed necessary for the years ended December 31, 2007 and 2006.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies (continued)

License amortization expense included in cost of sales for the years ended December 31, 2007 and 2006 was $133,627 and $126,842, respectively.

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

	RMB	USD
Purchase consideration	¥8,000,000	$1,095,200
Less: Net assets at fair value		-
Cash and cash equivalents	848,200	116,119
Accounts receivable	934,000	127,865
Prepaid expenses	110,236	15,091
Deposit	248,532	34,024
Settlement receivable		-
Others	544,100	74,487
Related party receivable	1,180,920	161,668
Fixed assets	1,365,173	186,892
Accumulated depreciation	(142,390)	(19,493)
Accrued expenses and levies	(1,409,544)	(192,967)
Other payable	(1,066,164)	(145,958)
Taxes payable	(168,051)	(23,006)
Net assets acquired	¥2,445,013	$334,722
Goodwill on acquisition	¥5,554,987	$760,478
Acquisition of subsidiaries (net of cash acquired)	¥7,151,800	$979,081

Investment (equity method)

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

Balance as of Dec.31, 2005	$78,555
Investment Losses (48%)	(41,835)
Advances made to SKTC	166,031
Balance as of Dec.31, 2006	202,751
Investment Losses (48%)	(49,916)
Advances made to SKTC	217,541
Balance as of Dec.31, 2007	370,376

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies (continued)

Minority Interest

Minority interest represents non-controlling owners 48% of equity in BJOC.

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

Third, agency distribution involves delivery of our magazines to sales agents who then distribute the magazines to retail agents at various locations throughout China. During 2006 we granted sales agents a two-month return privilege. Average return rate for the year ended December 31, 2007 was 12.41%. and for year ended December 31, 2006 was 17%.

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

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies (continued)

Advertising and Promotion Expense

Advertising and promotion costs are expensed as incurred. The Company incurred $184,859 and $36,452 of advertising and promotion costs for the years ended December 31, 2007 and 2006 respectively.

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

	Year ended December 31,
	2007	2006
NUMERATOR FOR BASIC AND DILUTED EPS
Net income to common stockholders	$2,930,155	$3,065,562

DENOMINATORS FOR BASIC AND DILUTED EPS
Weighted average shares of common stock outstanding	27,586,002	27,586,002
EPS - Basic and Diluted	$0.11	$0.11

Approximately 64% of the Company’s sales are generated from its four major sale agents in the PRC. The representatives solicited advertising from general public in their designated geographic territory. The Company’s magazines are believed to be well established and recognized by the general public. In this regard, the management believes no severe impact on the company sales would result if any of the sale agents are lost.

Major Distribution Agents for the Publishing Business

Approximately 25% of the Company’s magazines are distributed by three major distribution agents in the PRC. The distribution agents are distributing the magazines to the retails outlets in their designated geographic territory. The Company’s magazines are believed to be well established and recognized by the general public. In this regard, the management believes no severe impact would occur on the Company sales if any of the distributing agents were lost.

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

In 2007, one of the company’s subsidiaries, NMA, which has accounted for most of the revenues, is exempt from taxes at the national level.

The Company has implemented SFAS No.109 "Accounting for Income Taxes", which provides for a liability approach to accounting for income taxes. Deferred income taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. The Company has recorded deferred tax assets of $34,154 and $0as of December 31, 2007 and 2006, respectively.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No.107 "Disclosures About Fair Value of Financial Instruments", requires that the Company disclose estimated fair values of financial instruments. The carrying amounts of reported current assets and current liabilities approximate their fair value because of short maturity of theses instrument and market rates of interest.

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

Restrictions on Transfer of Assets Out of the PRC

Dividend payments by Shenzhen New Media and its direct and indirect subsidiary are limited by certain statutory regulations in the PRC. No dividends may be paid by Shenzhen New Media without first receiving prior approval from the Foreign Currency Exchange Management Bureau. Dividend payments are restricted to 85% of profits, after tax.

4. Loan Receivable with Major Sales Agents

The Company had loans receivable amounting to $58,949 and $604,853 as of December 31, 2007 and 2006, respectively. Loans were provided to the Company’s major sales agents. The loans are unsecured, and bear no interest. These loans have no fixed payment schedule and are payable on demand.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Prepaid Expenses

Prepaid expenses consist primarily of prepayments made to the unrelated company in advance for future financial and legal consultation services. As of December 31, 2007 and 2006, prepaid balance under these arrangements totaled $289,381 and $192,574, respectively.

6. Investment Deposit – purchase of a target company

On December 13, 2007, Shenzhen New Media signed an agreement with Shanghai Longcom Telecom Co. Ltd. ("Longcom") for an acquisition of 100% operation rights in Shanghai Longcom Telecom Co. Ltd. Shenzhen New Media paid RMB 40,000,000 (approximately $5,476,001) as a purchase deposit. Longcom is engaged in online direct marketing, distribution, B2C (business to consumer) e-commerce, IT retail and 3 C (computer, communication and consumer products) retail sales model by cooperating with mainstream products OEM / ODM manufacturers.

On October 30, 2006, Shenzhen New Media entered into an Equity Transfer Agreement with Shenzhen Caina to acquire 100% shares ownership from its sole owner, Mr. Zhu Yu Tong. The Company paid RMB 8,000,000 (US$1,024,590) as the purchase deposit to Mr. Zhu Yu Tong. The legal registration was complete in March 2007.

The following pro forma information is presented on a consolidated basis as if the acquisition took place at the beginning of the period presented.

	Year ended	Year ended
	March 30, 2007	December 31, 2006
Revenue	$10,190,438	$9,540,757
Income before extraordinary items and the cumulative effect of accounting changes	2,964,226	3,268,860
Net income	2,964,226	3,268,860
Earnings per share	0.11	0.12

7. Related Party Transactions with an Affiliate

Zhengzhou Magazine Publishing House ("CMO"), an affiliate owned by the PRC government, is controlled and directed by a common director and major shareholder of the Company. CMO is not a direct or indirect subsidiary of the Company. Transactions with CMO are listed as follows:

	December 31, 2006	December 31, 2007

Contract receivable	$790,851	-
Less: Payable, zero interest rate	2,364,673	-
Net balance amount due to CMO,
Balance due on August 18, 2008, zero interest	$(1,573,822)	-

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

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Related Party Transactions with an Affiliate (continued)

Shenzhen Media shall bear all the operating costs and receive all the revenues from the contracted businesses.

Shenzhen Caina Corporate Image Consulting and Design Company is an affiliate owned and controlled by Mr. Zhu Yuhong, brother of Mr. Zhu Yu Tong. Shenzhen Caina loaned $104,044 to Shenzhen Caina Corporate Image Consulting and Design Company to develop businesses for Shenzhen Caina.

Related party balance as of December 31, 2007 as follows:

	Twelve months ended	Twelve months ended
	December 31, 2007	December 31, 2006
Loan receivable - CMO	$1,738,751	-
Loan receivable - Shenzhen Caina Brand Consultant Company	104,044	-
Total of related party receivables	$1,842,795	-

The above loans are unsecured, and bear no interest. These loans have no fixed payment schedule and are payable on demand.

8. Related Party Receivable with Directors

The Company loaned money to our directors, Yingsheng Li, Xiaofeng Ding and Dongsheng Ren. The loans are unsecured, non-interest bearing. The balances due from the directors were $925,944 at year ended December 31, 2006. The balance bears no interest and is payable on demand. This loan had been fully repaid on March 30, 2007.

9. Income Taxes Expense

Income Taxes

United States

The Company was incorporated in the United States of America and is subject to U.S. tax law. No provisions for income taxes have been made as the Company has no U. S. taxable income for the years presented. The applicable income tax rates for the Company for the years ended December 31, 2007 and 2006 are 34% .

British Virgin Islands

Media Challenge was incorporated in the British Virgin Islands and is not subject to income taxes under the current laws of the British Virgin Islands.

PRC

The Company is currently subject to income taxes according to applicable tax laws in the PRC. The tax rates are 0% for Shenzhen New Media Advertising Company Ltd., 15% for Shenzhen New Media and Shenzhen Media and 33% for Zhenzhou magazine publishing house ("CMO"). The provision for income taxes for the years ended December 31, 2007 and 2006 was $35,896 and $0, respectively.

Pursuant to the laws and regulations in the PRC, Shenzhen New Media Advertisement, as a wholly foreign owned enterprise ("WFOE") in the PRC, is entitled to an exemption from the PRC enterprise income tax for two years commencing from its first profitable year in 2006. Other subsidiaries income tax rate range from 0% to 33%.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes Expense (continued)

a) The provision for income taxes consists of the following:

	Year Ended
	2007	2006
PRC:		-
Current Tax	$70,050
- Deferral tax provision	(34,154)	-

Total	$35,896	-

The amount represents the difference of the provision for PRC enterprise income tax calculated at the one of subsidiary’s standard income tax rate of 15%.

b) Deferred taxes result from temporary difference relating to items that are expensed/recognized as revenue for financial reporting, but are not currently deductible/taxable for income tax purpose. Significant components of our deferred tax assets and deferred tax liabilities as at December 31, 2007 and 2006 are as follows:

	December 31, 2007	December 31,2006
	USD	USD
Deferred tax assets:
Deferred Revenue	$36,207	-
Deferred tax liabilities:
Accrued expense	1,873	-
Valuation allowance	-	-
Net deferred tax asset	$34,154	-

10. Lease Commitments

The Company leases four office spaces located at Room 101-114, Jinglian Garden, Jingtian Road, Futian District, Shenzhen, 518000, PRC, Room 903-905, Kun Tai International Mansion, Chao Wai Street, Beijing, 100020, PRC and 4A602 Houxiandai City, No.16 Baiziwan Rd., Beijing, 100200, PRC, 7th Floor, Building 1 , Qinghua Post-graduation school of Qinghua University, Guanghua Road, Beijing,100020, PRC., Room 556 Shenchang Building, No.51 Zhichun Rd., Haidian District, Beijing, PRC.

These leases require monthly payments as of following: a monthly payment of $16,136 from November 2007 to November 2009, a monthly payment of $4,756 from September 2007 to August 2009, a monthly payment of $3,817 from November 2007 to October 2008, a monthly payment of 10,889 from May 2007 to June 2009 and a monthly payment of $330 from November 2007 to November 2008, respectively.

The future lease commitment for the office lease is $430,643 and $207,472 for year 2008 and year 2009 respectively.

11. Concentrations and Risk

The Company’s major operations are through an agreement with its affiliate as discussed in Note 6 with CMO, a company owned by the PRC government. All the revenues are generated through production of the magazines owned by CMO. The current contract will terminate in 2013, and it is unknown whether the

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Concentrations and Risk (continued)

contract will be renewed. A change in the political climate in the PRC could also have a material adverse effect on the Company’s business.

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

13. Common Stock

On February 10, 2006 the Company effected a 1:10 reverse stock split, after which it issued the 22,808,002 shares called for in the exchange agreement with Media Challenge shareholders. Immediately prior to the stock split there were 47,780,000 shares of common stock outstanding, and immediately following the split and the issuance required by the Exchange, there were 27,586,002 shares of common stock outstanding. These financial statements have been retroactively restated to show the effects of the reverse stock split as if they had occurred at the beginning of the first period presented.

14. Recent Accounting Pronouncements

In December, 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), "Business Combinations" (hereinafter "SFAS No. 141 (revised 2007)"). This statement establishes principles and requirements for how an acquirer a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The scope of SFAS No. 141 (revised 2007) is broader than the scope of SFAS No. 141, which it replaces. The effective date of SFAS No. 141 (revised 2007) is for all acquisitions in which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement has no immediate material effect on the Company's consolidated financial condition or results of operations.

In December, 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" (hereinafter "SFAS No. 160"). This statement establishes accounting and reporting standards that require a) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated statement of financial position with equity, but separate from the parent's equity, b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, c) changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, d) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and e) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The effective date of this standard is for fiscal years and interim periods beginning on or after December 15, 2008. The adoption of this statement had no immediate material effect on the Company's consolidated financial condition or results of operations.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Recent Accounting Pronouncements (continued)

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

2.1

Share Exchange Agreement by and among the Company, Media Challenge Holdings Limited and certain shareholders thereof, dated as of December 31, 2005 [Incorporated by reference to Exhibit 2.1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on February 14, 2006, in file number 0-51806]

2.2

Convertible Promissory Note [Incorporated by reference to Exhibit 2.2 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

3.1

Articles of Incorporation, as amended [Incorporated by reference to Exhibit 3.1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on February 14, 2006, in file number 0-51806]

3.2

Amended and Restated Bylaws [Incorporated by reference to Exhibit 3.2 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.1

Operation and Management Right Agreement, dated October 23, 2006, by and between CMO and Shenzhen Media [Incorporated by reference to Exhibit 10.1 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.2

Amendment to Operation and Management Right Agreement, dated January 8, 2004, by and between CMO and Shenzhen Media [Incorporated by reference to Exhibit 10.2 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.3

Description of Verbal Amendment to Operation and Management Right Agreement, dated January 8, 2004, by and between Sale and Marketing Publishing House and Shenzhen Media Investment Co., Ltd. [Incorporated by reference to Exhibit 10.3 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 17, 2007, in file number 0-51806]

10.4

Entrust Agreement, dated November 20, 2004, by and between Shenzhen New Media and Shenzhen Media [Incorporated by reference to Exhibit 10.3 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.5

Equity Transfer Agreement, dated October 10, 2006, by and between Zhu Yu Tong and Shenzhen New Media.  [Incorporated by reference to Exhibit 10.5 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 17, 2007, in file number 0-51806]

10.6

Outsourcing Agreement, dated December 30, 2006, by and between Henan Xinhua Printing Factory and CMO.  [Incorporated by reference to Exhibit 10.6 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 17, 2007, in file number 0-51806]

10.7

Outsourcing Agreement, dated December 30, 2006, by and between Henan Xinhua Printing Factory and CMO.  [Incorporated by reference to Exhibit 10.6 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 17, 2007, in file number 0-51806]

10.8

Outsourcing Agreement, dated December 16, 2006, by and between Henan Ruiguang Printing Co., Ltd. and CMO.  [Incorporated by reference to Exhibit 10.6 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 17, 2007, in file number 0-51806]

10.9

Employment Agreement, dated March 1, 2004, by and between Bin Li and Shenzhen New Media [Incorporated by reference to Exhibit 10.7 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.10

Employment Agreement, dated December 15, 2006, by and between Yifang Fu and China Marketing [Incorporated by reference to Exhibit 10.8 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.11

Agreement of Share Transfer, dated March 7, 2005, by and among Yingsheng Li, Xiaofeng Ding, Dongsheng Ren and Shenzhen New Media [Incorporated by reference to Exhibit 10.9 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.12

Agreement of Share Transfer, dated March 7, 2005, by and between CMO and Shenzhen New Media [Incorporated by reference to Exhibit 10.10 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.13

Distribution Agreement, dated February 8, 2006, by and between Shenzhen New Media and Guangzhou Qiankuntai Bookstore [Incorporated by reference to Exhibit 10.11 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.14

Distribution Agreement, dated April 3, 2006, by and between Shenzhen New Media and Huadao Consulting Co., Ltd. [Incorporated by reference to Exhibit 10.12 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.15

Distribution Agreement, dated February 8, 2006, by and between Shenzhen New Media and Nanjing Cultural Development Co., Ltd. [Incorporated by reference to Exhibit 10.13 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.16

Distribution Agreement, dated February 8, 2006, by and between Shenzhen New Media and Shandong Qianyan Culture Dissemination Co., Ltd. [Incorporated by reference to Exhibit 10.14 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.17

Distribution Agreement, dated February 28, 2006, by and between Shenzhen New Media and Changsha Youyou Reading Group [Incorporated by reference to Exhibit 10.15 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.18

Distribution Agreement, dated February 9, 2006, by and between Shenzhen New Media and Zhengzhou Huanghe Culture Group [Incorporated by reference to Exhibit 10.16 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.19

Distribution Agreement, dated February 8, 2006, by and between Shenzhen New Media and Hangzhou Tianyi Books Co., Ltd. [Incorporated by reference to Exhibit 10.17 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.20*	Operation and Management Agreement, dated December 13, 2007, by and beween Shenzhen New Media and Shanghai Longcom Telecom Co., Ltd.
14

Code of Ethics [Incorporated by reference to Exhibit 14 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

21*	List of Subsidiaries of the Registrant
31*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32*	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith.