Form 10-Q
period 2008-03-31
China Marketing Media Holdings, Inc.
filed 2008-06-13
CIK 1353307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-51806

CHINA MARKETING MEDIA HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Texas	76-0641113
(State or other jurisdiction of incorporation or organization)	(I.R.S. Empl. Ident. No.)

RMA 901
KunTai International Mansion
No. 12 Chaowai Street
Beijing, 100020, China
(Address of principal executive offices, Zip Code)

(86)10-59251090
(Registrant's telephone number, including area code)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒                         No ☐

            Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

            Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                         No ☒

            The number of shares outstanding of each of the issuer's classes of common equity, as of June 10, 2008 is as follows:

Class of Securities	Shares Outstanding
Common Stock, no par value	27,586,002

TABLE OF CONTENTS

	PART I	Page

Item 1.	Unaudited Financial Statements	1-16
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17-23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

	PART II

Item 1.	Legal Proceedings	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Submission of Matters to a Vote of Securities Holders	26
Item 5.	Other Information	26
Item 6.	Exhibits	26

i

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

INDEX TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PAGE

CONSOLIDATED BALANCE SHEETS (UNAUDITED)	2

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)	3

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)	4

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)	5

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	6-16

CHINA MARKETING MEDIA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,635,986	$1,548,602
Accounts receivable	82,417	90,280
Prepaid expenses	452,161	289,381
TOTAL CURRENT ASSETS	2,170,564	1,928,263
OTHER ASSETS
Investment Deposit - purchase of targets	5,696,221	5,476,001
Deferred tax asset	-	34,154
Loan receivables to major sales agents	273,219	58,949
Investment (equity method)	372,163	370,376
Related party receivables - affiliates	2,260,725	1,842,795
Other receivable	262,043	133,597
Goodwill	791,061	760,478
Other assets	100,540	149,064
Fixed assets	1,607,554	1,513,818
Accumulated depreciation	(248,723)	(191,887)
License agreement	1,439,620	1,383,964
Accumulated amortization	(635,832)	(576,651)
TOTAL OTHER ASSETS	11,918,591	10,954,658
TOTAL ASSETS	$14,089,155	$12,882,921
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$26,018	$74,762
Accrued expenses and levies	238,009	275,780
Deferred revenues	314,619	250,621
Other payable	-	49,664
Taxes payable	83,478	49,228
TOTAL CURRENT LIABILITIES	662,124	700,055
TOTAL LIABILITIES	662,124	700,055
Minority Interest	241,312	281,606
STOCKHOLDERS' EQUITY
Common stock: no par value; 100,000,000 common shares	1,112,546	1,112,546
authorized; 27,586,002 common shares issued and outstanding
Retained earnings	10,562,281	9,785,181
Accumulated other comprehensive income	1,510,892	1,003,533
TOTAL STOCKHOLDERS' EQUITY	13,185,719	11,901,260
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,089,155	$12,882,921

See accompanying notes to unaudited consolidated financial statements

CHINA MARKETING MEDIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended March 31,
	2008	2007

Revenues
Sales revenue	$2,609,784	$1,999,087
Cost of goods sold	728,514	608,773
Gross profit	1,881,270	1,390,314

Expenses
Payroll expenses	341,775	162,745
General and administrative	757,407	346,355
Total expenses	1,099, 182	509,100

Income from operations	782,088	881,214

Other income (expenses)
Interest income (expense)	1,305	891
Investment loss from unconsolidated subsidiary	(12,824)	(12,596)
Other	46,741	27,996
Total other income (expenses)	35,222	16,291

Net income before taxes	817,310	897,505
Provision for income taxes	80,504	26,999

Net income before minority interest	736,806	870,506
Less minority interest (loss)	(40,294)	-
Net Income	$777,100	$870,506
Foreign currency translation adjustment	507,359	82,250

Comprehensive income	$1,284,459	$952,756

Basic and fully diluted earnings per share	$0.03	$0.03
Weighted average shares outstanding	27,586,002	27,586,002

See accompanying notes to unaudited consolidated financial statements

CHINA MARKETING MEDIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

				Accumulated Other	Total
	Common	Common	Retained	Comprehensive	Stockholders'
	Shares	Stocks	Earnings	Income	Equity
December 31, 2006	27,586,002	$1,112,546	$6,855,026	$328,421	$8,295,993
Net income for the year ended December 31, 2007			2,930,155		2,930,155
Foreign currency translation				675,112	675,112
December 31, 2007	27,586,002	$1,112,546	$9,785,181	$1,003,533	$11,901,260
Net income for the three months ended March 31, 2008			777,100		777,100
Foreign currency translation				507,359	507,359
Balance March 31, 2008	27,586,002	$1,112,546	$10,562,281	$1,510,892	$13,185,719

See accompanying notes to unaudited consolidated financial statements

 CHINA MARKETING MEDIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2008	2007
Cash flow from operating activities:
Net income	$777,100	$870,506
Adjustments to reconcile net income to cash provided by operations:
Minority interest	(40,294)	-
Amortization and depreciation	114,024	53,417
Investment loss (equity method)	12,824	12,596
Change in operating assets and liabilities:
Accounts receivable	11,245	(362,255)
Settlement receivable	-	(3,292)
Other receivable	(45,089)	-
Due from major sales agent	(137,658)	(494,775)
Deferred tax asset	35,527	-
Prepaid expenses	(147,878)	99,512
Other asset	52,413	(33,967)
Accounts payable	(50,633)	(36,717)
Accrued expenses	(47,520)	78,054
Other payable	(52,546)	148
Taxes payable	31,573	(41,861)
Deferred revenues	52,755	(83,983)
Net cash provided by operations	565,843	57,383
Cash flow from investing activities:
Purchase of fixed assets	(62,901)	(24,210)
Receipts from directors	-	931,540
Deposits to acquire target company	-	(167,502)
Cash acquired in purchase of subsidiary	-	109,670
Advance to related entities	(491,054)	-
Net cash used in investing activities	(553,955)	849,498
Cash flow from financing activities:
Increase of long term debt	-	12,965
Net cash used in financing activities	-	12,965
Increase (decrease) in cash and cash equivalents	11,888	919,846

Effect on rate changes on cash	75,496	55,159
Cash and cash equivalents, beginning of period	1,548,602	5,127,840
Cash and cash equivalents, end of period	$1,635,986	$6,102,845
Supplemental disclosures of cash flow information:
Interest paid in cash	$-	$282
Income taxes paid in cash	$80,504	$46,552
Non-Cash investing and financing activities
Dividend payable offset by related party receivable	$-	$-

See accompanying notes to unaudited consolidated financial statements

CHINA MARKETING MEDIA HOLDINGS, INC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in our Annual Report Form 10-KSB for the year ended December 31, 2007.

1. Nature of operations

China Marketing Media Holdings, Inc. ("China Marketing") was incorporated under the laws of the State of Texas on October 29, 1999.

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

In November 2007, Shenzhen Media formed a new 52% owned subsidiary in PRC known as Beijing Orient Converge Human Resources Management Center Co. Ltd.( "BJOC"). The registered capital of BJOC is RMB5,000,000, i.e.,684,500USD (exchange rate as 1USD: 7.30 RMB).

The consolidated entity is hereafter referred to as "the Company".  The Company engages in the sale of its magazines and advertising space within its magazines, which are sold throughout China.

CHINA MARKETING MEDIA HOLDINGS, INC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

CHINA MARKETING MEDIA HOLDINGS, INC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies (continued)

The Company recognizes revenues for the advertising sales and consulting service ratably over the periods when the customer's advertisements are published and service are provided. Total revenue from the advertising sales is $1,116,016 and $1,157,748 for the three months ended March 31, 2008 and 2007, respectively.

In addition, the Company recognizes revenue from the publishing of above magazines when the risks and rewards of ownership of the goods have transferred to the customer, which is usually on delivery or when title passes. Total revenue from the publishing business is $486,556 and $395,814 for the three months ended March 31, 2008 and 2007, respectively.

Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Buildings	20 years
Vehicle	5 years
Furniture and equipment	5 years
Computer equipment	5 years

Depreciation expense for the three months ended March 31, 2008 and 2007 was $54,843 and $20,853, respectively.

At cost	March 31, 2008	December 31, 2007
Building	969,717	969,717
Motor vehicles	119,803	119,803
Furniture and equipment	518,034	424,298
	1,607,554	1,513,818
Less: accumulated depreciation	(248,723)	(191,825)
	1,358,831	1,321,993

Long-term assets of the Company are reviewed annually to assess whether the carrying value has become impaired according to the guidelines established in Statement of Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." No impairment of assets was recorded in the periods reported.

Intangible Assets

In accordance with SFAS 142, "Goodwill and Other Intangible Assets", Goodwill amounts are not amortized, but rather are tested for impairment at least annually. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives, which is the ten years of the "license agreement." The carrying amount of the asset is reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. No intangible asset impairment charges are deemed necessary for the three months ended March 31, 2008 and year ended December 31, 2007.

CHINA MARKETING MEDIA HOLDINGS, INC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies (continued)

License amortization expense included in cost of sales for the three months ended March 31, 2008 and 2007 was $59,181and $32,564, respectively.

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

CHINA MARKETING MEDIA HOLDINGS, INC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies (continued)

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

Balance as of Dec.31, 2005	$78,555
Investment Losses (48%)	(41,835)
Advances made to SKTC	166,031
Balance as of Dec.31, 2006	202,751
Investment Losses (48%)	(49,916)
Advances made to SKTC	217,541
Balance as of Dec.31, 2007	370,376
Investment Losses (48%)	(9,578)
Advances made to SKTC	11,365
Balance as of Mar.31, 2008	372,163

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

CHINA MARKETING MEDIA HOLDINGS, INC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies (continued)

Third, agency distribution involves delivery of our magazines to sales agents who then distribute the magazines to retail agents at various locations throughout China. During 2006 we granted sales agents a two-month return privilege. Average return rate for the three months ended March 31, 2008 was 12.42%. and for the three months ended March 31, 2007 was 17%.

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

Advertising and Promotion Expense

Advertising and promotion costs are expensed as incurred. The Company incurred $40,901 and $4,208 of advertising and promotion costs for the three months ended March 31, 2008 and  2007 respectively.

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

CHINA MARKETING MEDIA HOLDINGS, INC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies (continued)

	Three months ended March 31,
	2008	2007
NUMERATOR FOR BASIC AND DILUTED EPS
Net income to common stockholders	$777,100	$870,506

DENOMINATORS FOR BASIC AND DILUTED EPS
Weighted average shares of common stock outstanding	27,586,002	27,586,002
EPS - Basic and Diluted	$0.03	$0.03

Approximately 64% of the Company's sales are generated from its four major sale agents in the PRC. The representatives solicited advertising from general public in their designated geographic territory. The Company's magazines are believed to be well established and recognized by the general public. In this regard, the management believes no severe impact on the company sales would result if any of the sale agents are lost.

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

In 2007, one of the company's subsidiaries, NMA, which has accounted for most of the revenues, is exempt from taxes at the national level.

CHINA MARKETING MEDIA HOLDINGS, INC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies (continued)

The Company has implemented SFAS No.109 "Accounting for Income Taxes", which provides for a liability approach to accounting for income taxes. Deferred income taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. The Company has recorded deferred tax assets of $0 and $34,154 as of March 31, 2008 and December 31, 2007, respectively.

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

4. Loan Receivable with Major Sales Agents

The Company had loans receivable amounting to $273,219and $58,949 as of March 31, 2008 and December 31, 2007, respectively. Loans were provided to the Company's major sales agents. The loans are unsecured, and bear no interest. These loans have no fixed payment schedule and are payable on demand.

5. Prepaid Expenses

Prepaid expenses consist primarily of prepayments made to the unrelated company in advance for future financial and legal consultation services. As of March 31, 2008 and December 31, 2007, prepaid balance under these arrangements totaled $452,161 and $289,381, respectively.

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

CHINA MARKETING MEDIA HOLDINGS, INC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Shenzhen Caina Corporate Image Consulting and Design Company is an affiliate owned and controlled by Mr. Zhu Yuhong, brother of Mr. Zhu Yu Tong. Shenzhen Caina loaned $158,070 and $104,044 as of March 31, 2008 and December 31, 2007 to Shenzhen Caina Corporate Image Consulting and Design Company to develop businesses for Shenzhen Caina.

Related party balance as of March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007
Loan receivable – CMO	$ 2,102,655	$ 1,738,751
Loan receivable - Shenzhen Caina Brand Consultant Company	158,070	104,044
Total of related party receivables	$ 2,260,725	$ 1,842,795

The above loans are unsecured, and bear no interest. These loans have no fixed payment schedule and are payable on demand.

8.  Income Taxes Expense

United States

The Company was incorporated in the United States of America and is subject to U.S. tax law. No provisions for income taxes have been made as the Company has no U. S. taxable income for the years presented. The applicable income tax rates for the Company for the periods ended March 31, 2008 and 2007 are 34%.

British Virgin Islands

Media Challenge was incorporated in the British Virgin Islands and is not subject to income taxes under the current laws of the British Virgin Islands.

CHINA MARKETING MEDIA HOLDINGS, INC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.  Income Taxes Expense (continued)

PRC

The Company is currently subject to income taxes according to applicable tax laws in the PRC. The tax rates are 0% for Shenzhen New Media Advertising Company Ltd., 15% for Shenzhen New Media and Shenzhen Media and 33% for CMO. The provision for income taxes for the three months ended March 31, 2008 and 2007 was $80,504 and $26,999, respectively.

Pursuant to the laws and regulations in the PRC, Shenzhen New Media Advertisement, as a wholly foreign owned enterprise ("WFOE") in the PRC, is entitled to an exemption from the PRC enterprise income tax for two years commencing from its first profitable year in 2006. Other subsidiaries income tax rate range from 0% to 33%.

a) The provision for income taxes consists of the following:

	Three months ended March 31,
	2008	2007
PRC:		-
Current Tax	$80,504	$26,999
- Deferral tax provision	-	-

Total	$80,504	$26,999

9. Lease Commitments

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

These leases require monthly payments as of following: a monthly payment of $16,136 from November 2007 to November 2009, a monthly payment of $4,756 from September 2007 to August 2009, a monthly payment of $3,817 from November 2007 to October 2008, a monthly payment of $10,889 from May 2007 to June 2009 and a monthly payment of $330 from November 2007 to November 2008, respectively.

The future lease commitment for the office lease is $430,643 and $207,472 for year 2008 and year 2009 respectively.

CHINA MARKETING MEDIA HOLDINGS, INC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10. Concentrations and Risk

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

11. Contingencies

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

12. Recent Accounting Pronouncements

In March 2008, The Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not completed its evaluation of the potential impact, if any, of the adoption of SFAS No. 161 on its consolidated financial position, results of operations and cash flows.

In December, 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), "Business Combinations" (hereinafter "SFAS No. 141 (revised 2007)"). This statement establishes principles and requirements for how an acquirer a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The scope of SFAS No. 141 (revised 2007) is broader than the scope of SFAS No. 141, which it replaces. The effective date of SFAS No. 141 (revised 2007) is for all acquisitions in which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement will have no immediate material effect on the Company's consolidated financial condition or results of operations.

In December, 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" (hereinafter "SFAS No. 160"). This statement establishes accounting and reporting standards that require a) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated statement of financial position with equity, but separate from the parent's equity, b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, c) changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, d) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and e) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The effective date of this standard is for fiscal years and interim periods beginning on or after December 15, 2008. The adoption of this statement will have no immediate material effect on the Company's consolidated financial condition or results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management's Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements.  The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements.  All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-KSB for the year ended December 31, 2007 and subsequent SEC filings, and any statements of assumptions underlying any of the foregoing.  All forward-looking statements included in this report are based on information available to us on the date of this report.  We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

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

Overview Our Business

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

_________________________________

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

(3) Sale and Marketing Publishing House, or CMO, is the owner of the "China Marketing" magazine. It is currently responsible for providing and editing the contents of the magazine.

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

First Quarter Financial Performance Highlights

The following are some financial highlights for the first quarter of 2008:

•

Revenues: Our revenues were $2.61 million for the first quarter of 2008, an increase of 30.55% from the same quarter of last year.

•

Gross Margin: Gross margin was 72.08% for the first quarter of 2008, as compared to 69.55% for the same period in 2007.

•

Operating Profit: Operating profit was $0.78 million for the first quarter of 2008, a decline from $0.87 million of the same period last year.

•

Net Income: Net income was $0.78 million for the first quarter of 2008, a decrease of 10.7% from the same period of last year.

•

Fully diluted earnings per share was $0.03 for the first quarter of 2008.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

During the three-month period ended March 31, 2008, we generated revenues through sales of our magazines, sales of advertising space in our magazines and proving sales and marketing consulting services.  The following table summarizes the results of our operations during the three month periods ended March 31, 2008 and 2007, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended March 31, 2007 to the three-month period ended March 31, 2008.

	Three Months Ended March 31,
Item	2008	2007	Increase (Decrease)	% Increase (% Decrease)
Revenue	$2,609,784	$1,999,087	$ 610,697	30.55%
Cost of Sales	$ 728,514	$ 608,773	$ 119,741	19.67%
Gross Profit	$1,881,270	$1,390,314	$ 490,956	35.31%
Operating Expenses	$1,099,182	$ 509,100	$ 590,082	115.91%
Other Income (expense)	$ 35,222	$ 16,291	$ 18,931	116.21%
Provision for Taxes	$ 80,504	$ 26,999	$ 53,505	198.17%
Net income	$ 777,100	$ 870,506	($ 93,406)	(10.73%)

Revenue

Our revenues during the three-month period ended March 31, 2008 were $2,609,784, which is $610,697, or 30.55%, more than the same period in 2007, when we had revenues of $1,999,087.  The increase in revenues was mainly attributable to our newly acquired subsidiary, Shenzhen Caina, which contributed a revenue of $1,007,212 from advertising consulting services.  For the same period in 2007, we only included March 2007 revenue from Shenzhen Caina of $445,525 as we acquired Shenzhen Caina on March 26, 2007. The increase of our magazine sales during the first quarter of 2008 is mainly due to the issuance of special issues we published.

The following table shows the different components comprising our total revenues during the three month periods ended March 31, 2008 and 2007.

Revenue Category	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Increase (Decrease)	% Increase (% Decrease)

Magazine Sales	$ 486,556	$ 395,814	$90,742	22.92%

Advertising Space Sales	$1,116,016	$1,157,748	($41,732)	(3.60%)

Sales and Marketing Consulting Service	$1,007,212	$ 445,525	$561,687	126.07%

Total	$2,609,784	$1,999,087	$610,697	23.40%

Cost of Sales

Our cost of sales during the three-month period ended March 31, 2008 and during the same period in 2007 was $728,514 and $608,773, respectively, which accounts for 27.91% and 30.45%, respectively, as a percentage of total revenues during the applicable periods.  Cost of sales as a percentage of annual revenues declined by about 7.71% during the first quarter of 2008 as compared with the same period in 2007, which is mainly attributable to the change of product mix, where certain higher gross margin products such as advertising consulting services accounted for a higher percentage of our revenues.

Expenses

Our expenses consist of payroll and other general and administrative expenses.  Payroll expense was $341,775 during the three-month period ended March 31, 2008 compared to $162,745 during the same period of 2007.  The increase of payroll expense is a result of rising salaries for employees hired by our newly acquired subsidiary Shenzhen Caina for advertising consulting services.

Our other general and administrative expenses were $757,407 (29.02% of total sales) and $346,355 (17.32% of total sales) in the first quarter of 2008 and the first quarter of 2007, respectively.  The significant increase of our other general and administrative expenses is mainly due to the increase of rental expense and traveling expense.

Income taxes

United States

China Marketing Media Holdings, Inc. is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as we had no U.S. taxable income in the first quarter of 2008.

British Virgin Islands

Medial Challenge was incorporated in the BVI, and, under the current laws of the BVI, is not subject to income taxes.

PRC

Before the implementation of the enterprise income tax (“EIT”) law (as discussed below), Foreign Invested Enterprises (“FIE”) established in the PRC are generally subject to an EIT rate of 33.0%, which includes a 30.0% state income tax and a 3.0% local income tax.  On March 16, 2007, the National People's Congress of China passed the new Corporate Income Tax Law (“EIT Law”), and on November 28, 2007, the State Council of China passed the Implementing Rules for the EIT Law (“Implementing Rules”) which took effect on January 1, 2008. The EIT Law and Implementing Rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions.  Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the old tax laws applicable to FIEs, and its associated preferential tax treatments, beginning January 1, 2008.

Despite these pending changes, the EIT Law gives the FIEs established before March 16, 2007 (“Old FIEs”) a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments.  During this five-year grandfather period, the Old FIEs which enjoyed tax rates lower than 25% under the original EIT Law shall gradually increase their EIT rate by 2% per year until the tax rate reaches 25%.  In addition, the Old FIEs that are eligible for the “two-year exemption and three-year half reduction” or “five-year exemption and five-year half-reduction” under the original EIT Law, are allowed to remain to enjoy their preference until these holidays expire. The discontinuation of any such special or preferential tax treatment or other incentives would have an adverse effect on any organization's business, fiscal condition and current operations in China.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to a EIT of 25.0% on its global income. The Implementing Rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that the Company should be classified as a resident enterprise, then the organization's global income will be subject to PRC income tax of 25.0%.

Under the income tax law and the related implementing rules, FIEs engaging in manufacturing businesses with a term of operation exceeding ten years may, subject to approval from local taxation authorities, be entitled to a two-year tax exemption from PRC EIT starting from the year they become profitable and a 50.0% tax reduction for the three years thereafter.

We are currently subject to income taxes according to applicable tax laws in the PRC.  The tax rates are 0% for Shenzhen New Media Advertising Company Ltd., 15% for Shenzhen Caina, 15% for Shenzhen New Media and Shenzhen Media and 33% for CMO.  Beijing Media Management Consultation Company is under a special local income tax rate - pure revenue rate (total revenue x 9% x special income tax rate), for a small company.

We incurred income taxes of $80,504 and $26,999 during the three month periods ended March 31, 2008 and 2007, respectively or an increase of 198.17%.  We paid income tax $71,749 (89.12%) during the first quarter of 2008 for our newly acquired subsidiary Shenzhen Caina and $8,755 (10.88%) for all other subsidiaries.

Net income (profit after taxes)

We earned net income of $777,100 and $870,506 during the three-month periods ended March 31, 2008 and 2007, respectively, which represented  a decrease of 10.73%.  The decrease in our net income in the first quarter of 2008 is primarily attributable to the increase of payroll expense and other general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2008, we had cash and cash equivalents of approximately $1.63 million.  We had no bank loans during the period.

We believe that our current cash on hand and continuing revenue from operations is sufficient to maintain operations at their current levels for at least the next twelve months.  However, in order to expand operations, management believes that it will be necessary for us to raise additional capital either through the sale of equity securities or through a long-term debt financing.  Full implementation of the current expansion plans will include an acquisition of other magazines and/or advertising businesses that requires approximately $10 million additional capital.  We can provide no assurances that we will be able to obtain additional capital on terms favorable to the Company, if at all.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

Our results of operations have not been affected by inflation and management does not expect that inflation risk would cause material impact on its operations in the foreseeable future.

Seasonality

Our results of operations are not materially affected by seasonality and we do not expect seasonality to cause any material impact on our operations in the future.

Currency Fluctuations

Our operating subsidiaries are located in China.  All expenses of the subsidiary and revenue received from customers are incurred in China denominated in RMB as the functional currency.  Based on Chinese government regulation, all foreign currencies under the category of current accounts are allowed to be freely exchanged with hard currencies.  During the past years of operation through July of 2005, there were no significant changes in exchange rates.  On July 21, 2005, the Chinese government changed its foreign currency exchange policy from a fixed RMB/USD exchange rate into a flexible rate under the control of the Chinese government.  From August 2005 through March 2008, the value of RMB against US dollars appreciated by 15.35%, from RMB8.1/$1 to RMB 7.0222/$1.

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

Recent Changes in Accounting Standards

In March 2008, The Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not completed its evaluation of the potential impact, if any, of the adoption of SFAS No. 161 on its consolidated financial position, results of operations and cash flows.

In December, 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), "Business Combinations" (hereinafter "SFAS No. 141 (revised 2007)"). This statement establishes principles and requirements for how an acquirer a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The scope of SFAS No. 141 (revised 2007) is broader than the scope of SFAS No. 141, which it replaces. The effective date of SFAS No. 141 (revised 2007) is for all acquisitions in which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement will have no immediate material effect on the Company's consolidated financial condition or results of operations.

In December, 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" (hereinafter "SFAS No. 160"). This statement establishes accounting and reporting standards that require a) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated statement of financial position with equity, but separate from the parent's equity, b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, c) changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, d) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and e) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The effective date of this standard is for fiscal years and interim periods beginning on or after December 15, 2008. The adoption of this statement will have no immediate material effect on the Company's consolidated financial condition or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our Chief Executive Officer and Interim Chief Financial Officer, Mr. Yingsheng Li, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008.  Based on that evaluation, Mr. Li concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2008.

As we disclosed in our Annual Report on Form 10-KSB filed with the SEC on April 18, 2008, during our assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, management identified the significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) the absence of an Audit Committee.

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

In order to correct the foregoing significant deficiencies, we have taken or are taking the following remediation measures:

•

We are in the process of arranging necessary training for our accounting department staff.

•

We are in the process of engaging external professional accounting or consultancy firms to assist us in the preparation of the US GAAP accounts.

•

We have committed to the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit resources before the end of our reporting period.   However, we will increase our search for qualified candidates with assistance from recruiters and through referrals.

•

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

•

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

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended March 31, 2008, other than as described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the periods covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-month period ended March 31, 2008, we made no unregistered sales of our equity securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

EXHIBITS.

31*	Certification of Principal Executive Officer and Interim Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Principal Executive Officer and Interim Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:  June 13, 2008

CHINA MARKETING MEDIA HOLDINGS, INC.

By: /s/ Yingsheng Li
Yingsheng Li
CEO, President and Interim CFO
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31*	Certification of Principal Executive Officer and Interim Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Principal Executive Officer and Interim Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.