Form 10-Q
period 2006-03-31
China Marketing Media Holdings, Inc.
filed 2008-08-05
CIK 1353307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                              Yes  ☒           No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes ☐            No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 4, 2008 is as follows:

Class of Securities	Shares Outstanding
Common Stock, no par value	27,586,002

TABLE OF CONTENTS

	PART I	Page

Item 1.	Unaudited Financial Statements	1-17
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28-29
	PART II

Item 1.	Legal Proceedings	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Submission of Matters to a Vote of Securities Holders	30
Item 5.	Other Information	30
Item 6.	Exhibits	30

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS:
PAGE

Consolidated Balance Sheets (Unaudited)	2

Consolidated Statements of Operations and Other Comprehensive Income (Unaudited)	3

Consolidated Statements of Cash Flows (Unaudited)	4

Notes to Consolidated Financial Statements (Unaudited)	5 – 17

CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,228,647	$1,463,854
Accounts receivable	595,382	353,103
Prepaid expenses	339,724	397,991
Deposit	60,750	59,480
TOTAL CURRENT ASSETS	2,224,503	2,274,428
OTHER ASSETS
Due from director	2,606,906	2,819,292
Loan receivables from major sales agents	824,318	1,018,587
Investment	44,464	78,555
Others	102,677	46,727
Fixed assets, net	148,997	151,614
License agreement	1,263,663	1,252,701
Accumulated amortization	(305,385)	(271,419)
TOTAL OTHER ASSETS	4,685,640	5,096,057
TOTAL ASSETS	$6,910,143	$7,370,485
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued expenses and levies	322,929	44,465
Deferred revenue	18,425	7,113
Other payable	74,193	25,474
Taxes payable	14,160	361,010
Dividend payable	293,750	291,202
TOTAL CURRENT LIABILITIES	723,457	729,264
Long-term debt	1,565,029	1,642,342
TOTAL LIABILITIES	2,288,486	2,371,606
STOCKHOLDERS' EQUITY
Common stock: no par value, 100,000,000 shares	1,112,546	1,112,546
authorized, 27,586,002 shares issued and outstanding.
Retained earnings	3,370,020	3,789,464
Accumulated other comprehensive income	139,091	96,869
TOTAL STOCKHOLDERS' EQUITY	4,621,657	4,998,879
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,910,143	$7,370,485

See accompanying notes to unaudited financial statements

CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended	Three months ended
	March 31, 2006	March 31, 2005
Revenues
Sales revenue	$1,214,432	$1,038,458
Cost of goods sold	698,670	445,570
Gross profit	515,762	592,888

Expenses
Payroll expenses	694,182	38,549
Other general and administrative	182,349	128,687
Total expenses	876,531	167,236

Income from operations	(360,769)	425,652

Other income (expenses)
Interest income	2,416	9,345
Interest expense	(97)	-
Investment loss from unconsolidated subsidiary	(9,741)	-
Other	(50)	22,372
Total other income (expenses)	(7,472)	31,717

Net income (loss) before taxes	(368,241)	457,369

Provision for income taxes	51,203	111,639

Net income	$(419,444)	$345,730

Foreign currency translation adjustment	42,222	-

Comprehensive income	$(377,222)	$345,730

Basic and fully diluted earnings per share	$(0.02)	$0.01

Weighted average shares outstanding	27,586,002	27,586,002

See accompanying notes to unaudited financial statements

CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended	Three months ended
	March 31, 2006	March 31, 2005
Cash flow from operating activities:
Net income	$(419,444)	$345,730
Adjustments to reconcile net income to net cash provided by operations:
Amortization and depreciation	36,896	31,117
Investment loss (equity method)	9,741	-
Accounts receivable	(242,279)	(10,518)
Due from major sales agent	194,268	263,737
Prepaid expenses	58,268	260,829
Notes payable	-	545,467
Deposits	(1,270)	156,231
Other asset	(55,951)	(60,383)
Accrued expenses and levies	160,432	(2,063)
Deferred revenue	11,312	49,228
Other payable	48,719	8,868
Taxes payable	(346,850)	50,453
Net cash provided by (used in) operations	(546,158)	1,638,696
Cash flow from investing activities:
Purchase of fixed assets	(1,499)	(58,656)
Proceeds from (repayments of) loans to directors	212,386	(2,311,369)
Invest in Ltd at equity method	25,000	(24,154)
Net cash provided by (used in) investing activities	235,887	(2,394,179)
Cash flow from financing activities:
Increase of long term debt	40,719	2,845
Dividend paid	-	(167,564)
Proceed from issuance of common stock	-	603,865
Net cash provided by financing activities	40,719	439,146
Increase (decrease) in cash and cash equivalents	(269,552)	(316,337)
Effect of rate changes on cash	34,345	-
Cash and cash equivalents, beginning of period	1,463,854	966,987
Cash and cash equivalents, end of period	$1,228,647	$650,650
Supplemental disclosures of cash flow information:
Interest paid in cash	$97	$-
Income taxes paid in cash	$397,973	$61,186

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

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. Basis of Presentation

The consolidated financial statements include the accounts of China Marketing, Media Challenge, Shenzhen New Media, Shenzhen Media, Beijing Media and NMA. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). This basis differs from that used in the statutory accounts of Shenzhen New Media, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the financial statements in accordance with US GAAP. These statements have been retroactively restated to show the effects due to the consolidation of Shenzhen Media and reverse merger wherein the Company assumed the capital structure of China Marketing and a 1:10 reverse stock split that was effected on January 25, 2006.

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

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. Summary of Significant Accounting Policies (continued)

Revenue Recognition

Revenues are recognized when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred according to the sale terms, (3) the seller's price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.

Magazines

During the fiscal quarter ended March 31, 2006, the Company published two magazines – China Marketing and China Business & Trade in China. The Company published three issues of China Marketing per month, including sales edition, case edition, and channel edition. The Company published one issue of China Business & Trade per month, which is the training edition.

The Company recognizes revenues for the advertising sales ratably over the periods when the customer's advertisements are published. Total revenue from the advertising sales is $817,741 and $768,808 during the three months ended March 31, 2006 and 2005, respectively.

The Company recognizes revenue from the publishing of above magazines when the risks and rewards of ownership of the goods have transferred to the customer, which is usually on delivery or when title passes. Total revenue from the publishing business is $399,691 and $269,650 for the three months ended March 31, 2006 and 2005, respectively.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. Summary of Significant Accounting Policies (continued)

Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Vehicle	5 years
Furniture and equipment	5 years

Depreciation expense for the three months ended March 31, 2006 and 2005 was $5,422 and $594, respectively. The increase of depreciation expense is mainly due to purchasing of office equipments.

At cost	March 31, 2006	December 31, 2005
Motor vehicles	113,103	113,103
Furniture and equipment	50,148	47,246
	163,251	160,349
Less: accumulated depreciation	(14,254)	(8,735)
	148,997	151,614

.Long-term assets of the Company are reviewed annually to assess whether the carrying value has become impaired according to the guidelines established in Statement of Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." No impairment of assets was recorded in the periods reported.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. Summary of Significant Accounting Policies (continued)

Intangible Assets

In accordance with SFAS 142, "Goodwill and Other Intangible Assets", Goodwill amounts are not amortized, but rather are tested for impairment at least annually. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives, which is the ten years of the "license agreement

"The carrying amount of the asset is reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. No intangible asset impairment charges are deemed necessary for the three months ended March 31, 2006.

License amortization expense included in cost of sales for the three months ended March 31, 2006 and 2005 was $31,474 and $30,523, respectively.

Investment

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

Balance as of December 31, 2005	$78,555
Investment Losses (48%)	(9,741)
Advances from SKTC	(24,350)
Balance as of March 31, 2006	44,464

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

Second, order distribution involves request made by a subscriber to us for a single or multiple issues of magazines that do not involve an ongoing subscription. Upon receipt of order request and payment, we deliver the ordered issues to the address requested by the subscriber. Returns are not permitted for magazines sold through direct request subscription. Third, agency distribution involves delivery of our magazines to sales agents who then distribute the magazines to retail agents at various locations throughout China. Usually we grant sales agents a two-month return privilege. Average return rate for the three months ended March 31, 2006 is 17%.

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

Advertising and Promotion Expense

Advertising and promotion costs are expensed as incurred. The Company incurred no advertising and promotion costs for the three months ended March 31, 2006 and 2005 respectively.

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

Basic earnings per share

	Three months ended,	Three months ended,
	March 31,	March 31,
	2006	2005
NUMERATOR FOR BASIC AND DILUTED EPS	$(419,444)	$345,730
Net income to common stockholders
DENOMINATORS FOR BASIC AND DILUTED EPS
Weighted average shares of common stock outstanding	27,586,002	27,586,002
EPS - Basic and Diluted	$(0.02)	$0.01

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

Major Distribution Agents for the Publishing Business

Approximately 27% of the Company's magazines are distributed by three major distribution agents in the PRC. The distribution agents are distributing the magazines to the retail outlets in their designated geographic territory. The Company's magazines are believed to be well established and recognized by the general public. In this regard, the management believes there will be no severe impact on the Company sales if it lost any of the distributing agents.

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

The company has implemented SFAS No.109 "Accounting for Income Taxes", which provides for a liability approach to accounting for income taxes. Deferred income taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. The company has recorded no deferred tax assets or liabilities as of March 31, 2006 and December 31, 2005, since nearly all differences in tax bases and financial statement carrying values are permanent differences.

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

4. Loan Receivable with Major Sales Agents

The Company had loans receivable amounting to $824,318 and $1,018,587 as of March 31, 2006 and December 31, 2005. Loans were provided to the Company's major sales agents. The loans are unsecured, and bear no interest. These loans have no fixed payment schedule and are payable on demand.

5. Prepaid Expenses

Prepaid expenses consist primarily of prepayments made to the unrelated company in advance for future financial and legal consultation services. The advance payments are meant to assure delivery of the services in time. As of March 31, 2006, prepaid balance under these arrangements totaled $281,352.

6. Related Party Transactions with an Affiliate

CMO is an affiliate owned by the PRC government. It is controlled and directed by a company director and major shareholder of the company. Transactions with CMO are listed as follows:

Three months ended
March 31, 2006

Contract receivable	$867,084
Loan receivable	979,138
Less: Payable, zero interest rate, due in August 2008	3,705,000
Net balance amount due to CMO	$1,858,778

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. Related Party Transactions with an Affiliate (continued)

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

CMO's revenues and expenses have been included in the consolidated financial statements for the three months ended March 31, 2006 and 2005 and are presented in the following table.

	Three months ended	Three months ended
	March 31, 2006	March 31, 2005
Revenues	744,777	569,333
Cost of sales	470,976	357,794
Gross profit	273,801	211,539
Expenses	118,883	123,533
Income before tax	154,918	88,006
Income tax	51,123	29,042
Net Income	103,795	58,964

The Company has contract receivable of $867,084 as of March 31, 2006.

7. Dividends

The Company had no dividends declared for the three months ended March 31, 2006.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. Income Taxes Expense

United States

The Company was incorporated in the United States of America and is subject to U.S. tax law jurisdiction. No provisions for income taxes have been made owing to the Company has no U.S. taxable income for the years presented, The applicable federal income tax rates for the Company for the periods ended March 31, 2006 and 2005 were 34%.

British Virgin Islands

Media Challenge was incorporated in the British Virgin Islands and is not subject to income taxes under the current laws of the British Virgin Islands.

PRC

The Company is currently subject to income taxes according to applicable tax laws in the PRC. The tax rates are 0% for Shenzhen New Media Advertising Company Ltd., 15% for Shenzhen New Media, 15% for Shenzhen Media and 33% for CMO. The provision for income taxes for the three months ended March 31, 2006 and 2005 are $51,123 and $111,639, respectively. Pursuant to the laws and regulations in the PRC, Shenzhen New Media Advertisement, as a wholly foreign owned enterprise ("WFOE") in the PRC, is entitled to an exemption from the PRC enterprise income tax for two years commencing from its first profitable year in 2006. Other subsidiaries income tax rate range from 0% to 33%

a)

The provision for income taxes consists of the following:

	Three months ended March 31,
	2006	2005
PRC:	-	-
Current Tax	$51,203	$111,639
- Deferral tax provision	-	-

Total	$51,203	$111,639

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. Lease Commitment

The Company leases two office spaces located at Room 2602, Huangdu Square, Yitian Road, Futian District, Shenzhen, 518000, PRC and Room 903-905, Kun Tai International Mansion, Chao Wai Street, Beijing, 100020, PRC.  These leases require a monthly payment of $ 455 from September 2006 to September 2007 and a monthly payment of $ 4,089 from October 2006 to August 2007.

10. Concentrations and Risk

The Company's major operations are through an agreement with its affiliate CMO (as discussed in Note 6) , a company owned by the PRC government. All the revenues are generated through production of the magazines owned by CMO. The current contract will terminate in 2013, and it is unknown whether the contract will be renewed. A change in the political climate in the PRC could also have a material adverse effect on the Company's business.

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

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12. Recent Accounting Pronouncements (continued)

In December, 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" (hereinafter "SFAS No. 160"). This statement establishes accounting and reporting standards that require a) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated statement of financial position with equity, but separate from the parent's equity, b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, c) changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, d) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and e) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. The effective date of this standard is for fiscal years and interim periods beginning on or after December 15, 2008. The adoption of this statement had no immediate material effect on the Company's consolidated financial condition or results of operations.

In March of 2008 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, “Accounting for Derivatives and Hedging Activities.”  SFAS No. 161 has the same scope as Statement No. 133 but requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  SFAS No. 161 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of the Company’s management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.  The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors and risks mentioned in the “Risk Factors” section of our Annual Report on Form 10-KSB for the year ended December 31, 2007 and subsequent filings, and any statements of assumptions underlying any of the foregoing.  All forward-looking statements included in this report are based on information available to us on the date of this report.   We assume no obligation and does not intend to update these forward-looking statements, except as required by law.

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

Overview Our Business

We are a holding company and we have no operations other than administrative matters and the ownership of our direct and indirect operating subsidiaries.  Through our indirect Chinese subsidiaries, we are engaged in the business of selling magazines and advertising space in our magazines.  All of our operations, assets, personnel, officers and directors are located in China.  During the three months ended March 31, 2006, we published two magazines - China Marketing (Xiao Shou Yu Shi Chang) and China Business & Trade (Zhong Guo Shang Mao) in China.  We published three issues of China Marketing per month, including a sales edition, case edition and channel edition and published one issue of China Business & Trade per month, which was the training edition.

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

First Quarter Financial Performance Highlights

The following are some financial highlights for the first quarter of 2006:

  Revenues: Our revenues were $1.21 million for the first quarter of 2006, an increase of 16.95% from the same quarter of 2005.

  Gross Margin: Gross margin was 42.46% for the first quarter of 2006, as compared to 57.09% for the same period in 2005.

  Operating Profit: Operating profit was -$0.36 million for the first quarter of 2006, a decline from $0.43 million of the same period in 2005.

  Net Income: Net income was -$0.42 million for the first quarter of 2006, a decrease of 221.3% from the same period of 2005.

  Fully diluted earnings per share was -$0.02 for the first quarter of 2006.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

During the three month period ended March 31, 2006, we generated revenues through selling our magazines, selling advertising space in our magazines. The following table summarizes the results of our operations during the three-month periods ended March 31, 2006 and 2005, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended March 31, 2005 to the three-month period ended March 31, 2006.

	Three Months Ended
	March 31,
			Increase	% Increase
Item	2006	2005	(Decrease)	(% Decrease)
Revenue	$1,214,432	$1,038,458	$175,974	16.95%
Cost of Sales	698,670	445,570	253,100	56.80%
Gross Profit	515,762	592,888	(77,126)	(13.01%)
Operating Expenses	876,531	167,236	709,295	424.13%
Other Income (expense)	(7,472)	31,717	(39,189)	(123.55%)
Provision for Taxes	51,203	111,639	(60,516)	(54.21%)
Net income	(419,444)	345,730	(765,174)	(221.32%)

Revenue

Our revenues during the three month period ended March 31, 2006 were $1,214,432, which is $175,974 or 16.95% more than the same period in 2005, when we had revenues of $1,038,458. The increase in revenues was attributable to the increase of sales of our magazines and advertising space in our magazines.

The following table shows the different components comprising our total revenues during the three month periods ended March 31, 2006 and 2005.

Revenue Category	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	Increase (Decrease)	% Increase (% Decrease)

Magazine Sales	$ 399,691	$ 269,650	$130,042	48.23%

Advertising Space Sales	$814,741	$768,808	$45,932	5.97%

Total	$1,214,432	$1,038,458	$175,974	16.95%

Cost of Sales

Our cost of sales during the three month period ended March 31, 2006 and during the same period in 2005 was $698,670 and $445,570, respectively, which accounts for 57.54% and 42.91%, respectively, as a percentage of total revenues during the applicable periods. The dollar amount of the costs of goods sold increased with the growth of sales. Costs of sales as a percentage of revenues increased by about 14.63% for the three month period ended March 31, 2006 as compared with the same period in 2005, which is attributable to the slight increase in the printing cost starting from January 2006.

Expenses

Our expenses consist of payroll and other general and administrative expenses. Payroll expense was $694,182 during the three month period ended March 31, 2006 compared to $38,549 during the same period of 2005.  The significant increase of our expenses during the first quarter of 2006 is mainly attributable to the $672,592 of compensation expenses that we paid to our directors and officers.

Our other general and administrative expenses were $182,349 (15.01% of total sales) and $128,687 (12.39% of total sales) in the 2006 three month period and the 2005 three month period, respectively. The increase of other general and administrative expenses is mainly due to increased of legal and professional fees of $20,127 and increased office expenses of $21,791.

Income taxes

United States

China Marketing Media Holdings, Inc. is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as we had no U.S. taxable income in the first quarter of 2006.

British Virgin Islands

Medial Challenge was incorporated in the BVI, and, under the current laws of the BVI, is not subject to income taxes.

PRC

We are subject to income taxes according to applicable tax laws in the PRC.  The tax rates during the three months ended March 31, 2006 were 0% for Shenzhen New Media Advertising Company Ltd., 15% for Shenzhen New Media and Shenzhen Media and 33% for CMO.

We incurred income taxes of $51,203 and $111,639 during the three month period ended March 31, 2006 and 2005, respectively or a decrease of 54.21%. We paid less tax in 2006 because of a tax incentive available to one of our subsidiaries in 2006 that was not available to it in 2005.  In 2006, one of our subsidiaries, Shenzhen New Media Advertising Company Ltd., which generated most of our revenues, was exempt from taxes at the national level whereas in 2005 most of our revenues came from another subsidiary, Shenzhen New Media, which paid taxes at a rate of 15% on its income.

Net income (profit after taxes)

We earned net income of ($419,444) and $345,730 during the three month period ended March 31, 2006 and 2005, respectively, which represented a decrease of 221.32%. The decrease in our net income in the first quarter of 2006 is primarily attributable to the increase of payroll expenses, other general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2006, we had a cash and cash equivalents of approximately $1.23 million.  We had no bank loans during the period.

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

Currency Fluctuations

Our operating subsidiaries are located in China. All expenses of the subsidiary and revenue received from customers are incurred in China denominated in RMB as the functional currency. Based on Chinese government regulation, all foreign currencies under the category of current accounts are allowed to be freely exchanged with hard currencies. During the past years of operation through July of 2005, there were no significant changes in exchange rates. On July 21, 2005, the Chinese government changed its foreign currency exchange policy from a fixed RMB/USD exchange rate into a flexible rate under the control of the Chinese government. From August 2005 through March 2006, the value of RMB against US dollars appreciated by 1.23%, from RMB8.1/$1 to RMB8.0/$1.

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

Subscription fees collected are classified as deferred revenue on the balance sheet until the criteria for revenue recognition are completed.

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

Third, agency distribution involves delivery of our magazines to distribution agents who then distribute the magazines to retail agents at various locations throughout China. Usually we grant distribution agents a two-month return privilege. Average return rate for the period ended March 31, 2006 was 17%.

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

Foreign Currency and Comprehensive Income. The financial statements are presented in US dollars. The functional currency is RMB of the PRC. The financial statements are translated into US dollars from RMB using exchange rates at the end of the period for assets and liabilities and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

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

In December, 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" (hereinafter "SFAS No. 160"). This statement establishes accounting and reporting standards that require a) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated statement of financial position with equity, but separate from the parent's equity, b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, c) changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, d) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and e) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. The effective date of this standard is for fiscal years and interim periods beginning on or after December 15, 2008. The adoption of this statement had no immediate material effect on the Company's consolidated financial condition or results of operations.

In March of 2008 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, “Accounting for Derivatives and Hedging Activities.”  SFAS No. 161 has the same scope as Statement No. 133 but requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  SFAS No. 161 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported~~,~~ within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our Chief Executive Officer and Interim Chief Financial Officer, Mr. Yingsheng Li, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006.  Based on that evaluation, Mr. Li concluded that our disclosure controls and procedures were effective as of March 31, 2006.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended March 31, 2006, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the periods covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

Exhibit No.	Description

31*	Certification of Principal Executive Officer and Interim Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer and Interim Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:  August 5, 2008

CHINA MARKETING MEDIA HOLDINGS, INC.

By: /s/ Yingsheng Li

Yingsheng Li
CEO, President and Interim CFO
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31*	Certification of Principal Executive Officer and Interim Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer and Interim Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed herewith.