Form 10KSB/A
period 2007-12-31
China Marketing Media Holdings, Inc.
filed 2008-08-26
CIK 1353307

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

The issuer's revenues for its most recent fiscal year are $9,735,841.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of April 16, 2008 is $0.72 million.  Shares of common stock held by each officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the issuer.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the issuer's common stock as of April 16, 2008 is 27,586,002.

Documents incorporated by reference: NONE.

EXPLANATORY NOTE

China Marketing Media Holdings, Inc. (the ''Company'') is filing this Amendment No. 1 on Form 10-KSB/A solely to correct certain typographical errors contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, as filed with the U.S. Securities and Exchange Commission on April 18, 2008 (the "Original Filing").

All the corrections are located under "Item 6. Management's Discussion and Analysis or Plan of Operation." The first correction is located under the heading "General" of Item 6, wherein the Company, in the Original Filing, misstated the revenues generated from providing consulting services as $2,308,427. The correct figure is $2,299,616. The remaining corrections are all located under "Fiscal Year Ended December 31, 2007 Compared with Fiscal Year Ended December 31, 2006" of Item 6, wherein we corrected certain numbers of our operating results for the fiscal year ended December 31, 2007.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), this Amendment No. 1 amends Item 6 in its entirety and contains new certifications pursuant to Rules 13a-14 and 15d-14 under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002. No other information in the Original Filing is amended hereby. This amendment does not have any impact on our audited consolidated financial statements for the fiscal year ended December 31, 2007 or the notes thereto contained in the Original Filing. This Form 10-KSB/A continues to describe conditions as of the date of the Original Filing, and accordingly, the Company has not updated the disclosures contained herein to reflect events that occurred at a later date.

PART II

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

The following analysis discusses changes in the financial condition and results of operations as of and for years ended on December 31, 2007 and 2006, and should be read in conjunction with our audited consolidated financial statements and the notes thereto include elsewhere in this report.

General

We generate revenues through sales of our magazines, sales of advertising space in our magazines and providing sales and marketing consulting services. During the fiscal year ended December 31, 2007, we generated $1,388,547 in revenues from the sale of our magazines, $6,047,678 in revenues from the sale of advertising space in these magazines and $2,299,616 in revenues from providing consulting services. During the fiscal year ended December 31, 2006, we generated $1,450,493 in revenues from the sale of our magazines and $6,932,594 in revenues from the sale of advertising space in these magazines.

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

On December 13, 2007, Shenzhen New Media entered into an operation and management agreement, or the Shanghai Longcom Agreement, with Shanghai Longcom Telecom Co., Ltd., or Shanghai Longcom, a company incorporated in the PRC, pursuant to which from March 2008 to March 2009, Shenzhen New Media has exclusive rights to operate and manage the business of Shanghai Longcom. Shenzhen New Media paid RMB 40,000,000 (approximately $5.48 million) to Shanghai Longcom as a deposit in exchange for such operation and management rights over the business of Shanghai Longcom. Under the Shanghai Longcom Agreement, Shenzhen New Media is also expected to acquire 100% equity interests in Shanghai Longcom by the end of 2009. Both parties agreed that the purchase price of acquisition shall be adjusted based on the actual operating results of Shanghai Longcom. Shanghai Longcom is engaged in the business of online direct marketing, distribution, B2C e-commerce, IT retail and 3 C retail sales model by cooperating with mainstream products OEM/ODM manufacturers. A copy of the Shanghai Longcom Agreement is filed as Exhibit 10.20 to this annual report.

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

Results of Operations

Fiscal Year Ended December 31, 2007 Compared with Fiscal Year Ended December 31, 2006

The following table summarizes the results of our operations during the fiscal years ended December 31, 2007 and 2006. It provides information regarding the dollar and percentage increase or (decrease) from the 2006 fiscal period to the 2007 fiscal period:

	Year Ended December 31,
Item	2007	2006	Increase	% Increase
			(Decrease)	(% Decrease)
Revenue	$ 9,735,841	$ 8,383,087	$ 1,352,754	16%
Cost of Sales	$ 3,331,653	$ 3,057,859	$ 273,794	9%
Gross Profit	$ 6,404,188	$ 5,325,228	$ 1,078,960	20%
Operating Expenses	$ 3,499,164	$ 2,301,759	$ 1,197,405	52%
Other Income (expense)	$ 14,073	$ 42,093	($28,020)	(67%)
Provision for Taxes	$ 35,896	0	$ 35,896	100%
Net income	$ 2,930,155	$ 3,065,562	($135,407)	(4%)

Revenue

Our revenues in fiscal year 2007 amounted to $9,735,841, which is $1.35 million or approximately 16% more than that of fiscal year 2006, when we had revenues of $8,383,087. Compared to 2006, our revenues attributable to sales of magazines decreased by $61,946 in 2007 and advertising revenues in 2007 decreased by $884,916 as compared to 2006. The overall increase in revenues was attributable to our new subsidiary, Shenzhen Caina, which contributed revenues of $2,299,616 from advertising consulting services, while in 2006 we did not provide any advertising consulting services to our customers. The decrease of our magazine sales and advertising sales during 2007 is mainly due to the rapid development of online newspaper and magazines that reduced readership generally.

Components of Revenues

The following table shows the different components comprising our total revenues during each of the past two fiscal years.

Revenue Category	2007	2006	Increase	% Increase
			(Decrease)	(% Decrease)

Magazine Sales	$1,388,547	$1,450,493	($61,946)	(4%)

Advertising Sales	$6,047,678	$6,932,594	($884,916)	(13%)

Consulting Services	$2,299,616	0	$2,299,616	100%

Total	$9,735,841	$8,383,087	$1,352,754	16%

Cost of Sales

Our cost of sales in fiscal years 2007 and 2006 was $3,331,653 and $3,057,859, respectively, which accounts for approximately 34.2% and 36.5%, respectively, as a percentage of total revenues. The dollar amount of the cost of sales increased with the growth of annual sales. Cost of sales as a percentage of annual revenues declined by about 2.3% in 2007 as compared with 2006, which is mainly attributable to the change of product mix, where certain higher margin products such as advertising consulting services accounted for a higher percentage of our revenues.

Expenses

Our expenses consist of payroll and other general and administrative expense. Payroll expense was $1,423,251 in the 2007 fiscal year compared to $899,556 in the 2006 fiscal year. The increase in payroll expense is mainly a result of increased salaries for employees hired by our new subsidiary Shenzhen Caina for advertising consulting services.

Our other general and administrative expenses were $2,075,913 (21.3% of total sales) and $1,402,203 (16.8% of total sales) in fiscal years 2007 and 2006, respectively. The increase of other general and administrative expenses is mainly due to the increase of rent expense, staff welfare expense and utilities expense.

Income taxes

Foreign invested Enterprises, or FIEs, established in the PRC are generally subject to a foreign enterprise income tax, or FEIT, of 33.0%. In practice, however, most FIEs enjoy preferential FEIT treatments and holidays that result in an effective tax rate that is much lower than the statutory rate of 33.0%.

We are currently subject to income taxes according to applicable tax laws in the PRC. The tax rates are 0% for Shenzhen New Media Advertising Company Ltd., 15% for Shenzhen Caina, 15% for Shenzhen New Media and Shenzhen Media and 33% for CMO. Beijing Media is under a special local income tax rate - pure revenue rate (total revenue x 9%x applied income tax rate), for a small company.

On March 16, 2007, the National People's Congress of China passed the new Enterprise Income Tax Law, or EIT Law, and on November 28, 2007, the State Council of China passed the Implementing Rules for the EIT Law, or Implementing Rules, which took effect on January 1, 2008. The EIT Law and Implementing Rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the FEIT, and its associated preferential tax treatments, beginning January 1, 2008.

Despite these pending changes, the EIT Law gives existing FIEs a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. We are expecting that the measures to implement the grandfather period will be enacted by the Chinese government in the coming months and will assess what the impact of the new regulations are at that time. The discontinuation of any such special or preferential tax treatment or other incentives would have an adverse affect on any organization's business, fiscal condition and current operations in China.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with "de facto management bodies" within China is considered a resident enterprise and will normally be subject to an EIT of 25.0% on its global income. The Implementing Rules define the term "de facto management bodies" as "an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise". If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then the organization's global income will be subject to PRC income tax of 25.0%.

We incurred income taxes of $35,896 in 2007, while in 2006 we did not incur income taxes. We paid more tax in 2007 compared to 2006 because of revenues generated by our new subsidiary Shenzhen Caina.

Net income (profit after taxes)

We earned net income of approximately $2,930,155 million in fiscal year 2007. This is a decrease of $135,407 million or approximately 4.5% from fiscal year 2006 net income of $3.07 million. The decrease in our 2007 net income was mainly due to the increase of payroll expense and other general and administrative expenses.

Liquidity and Capital Resources

As of December 31, 2007, we had a cash balance of $1,548,602 and net current assets of $1,208,686. We had no outstanding bank loans.

On December 13, 2007, Shenzhen New Media entered into the Shanghai Longcom Agreement with Shanghai Longcom, pursuant to which Shenzhen New Media paid RMB 40,000,000 (approximately $5.48 million) to Shanghai Longcom as a deposit in exchange for the operation and management rights over Shanghai Longcom's business under the Shanghai Longcom Agreement.

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

ITEM 13. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

2.1	Share Exchange Agreement by and among the Company, Media Challenge Holdings Limited and certain shareholders thereof, dated as of December 31, 2005 [Incorporated by reference to Exhibit 2.1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on February 14, 2006, in file number 0-51806]

2.2	Convertible Promissory Note [Incorporated by reference to Exhibit 2.2 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

3.1	Articles of Incorporation, as amended [Incorporated by reference to Exhibit 3.1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on February 14, 2006, in file number 0-51806]

3.2	Amended and Restated Bylaws [Incorporated by reference to Exhibit 3.2 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.1	Operation and Management Right Agreement, dated October 23, 2006, by and between CMO and Shenzhen Media [Incorporated by reference to Exhibit 10.1 to the Amendment No. 1 to the Registration Statement of the Company on Form 10- SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.2	Amendment to Operation and Management Right Agreement, dated January 8, 2004, by and between CMO and Shenzhen Media [Incorporated by reference to Exhibit 10.2 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.3	Description of Verbal Amendment to Operation and Management Right Agreement, dated January 8, 2004, by and between Sale and Marketing Publishing House and Shenzhen Media Investment Co., Ltd. [Incorporated by reference to Exhibit 10.3 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 17, 2007, in file number 0-51806]

10.4	Entrust Agreement, dated November 20, 2004, by and between Shenzhen New Media and Shenzhen Media [Incorporated by reference to Exhibit 10.3 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.5	Equity Transfer Agreement, dated October 10, 2006, by and between Zhu Yu Tong and Shenzhen New Media. [Incorporated by reference to Exhibit 10.5 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 17, 2007, in file number 0-51806]

10.6	Outsourcing Agreement, dated December 30, 2006, by and between Henan Xinhua Printing Factory and CMO. [Incorporated by reference to Exhibit 10.6 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 17, 2007, in file number 0-51806]

10.7	Outsourcing Agreement, dated December 30, 2006, by and between Henan Xinhua Printing Factory and CMO. [Incorporated by reference to Exhibit 10.6 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 17, 2007, in file number 0-51806]

10.8	Outsourcing Agreement, dated December 16, 2006, by and between Henan Ruiguang Printing Co., Ltd. and CMO. [Incorporated by reference to Exhibit 10.6 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 17, 2007, in file number 0-51806]

10.9	Employment Agreement, dated March 1, 2004, by and between Bin Li and Shenzhen New Media [Incorporated by reference to Exhibit 10.7 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.10	Employment Agreement, dated December 15, 2006, by and between Yifang Fu and China Marketing [Incorporated by reference to Exhibit 10.8 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.11	Agreement of Share Transfer, dated March 7, 2005, by and among Yingsheng Li, Xiaofeng Ding, Dongsheng Ren and Shenzhen New Media [Incorporated by reference to Exhibit 10.9 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.12	Agreement of Share Transfer, dated March 7, 2005, by and between CMO and Shenzhen New Media [Incorporated by reference to Exhibit 10.10 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.13	Distribution Agreement, dated February 8, 2006, by and between Shenzhen New Media and Guangzhou Qiankuntai Bookstore [Incorporated by reference to Exhibit 10.11 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.14	Distribution Agreement, dated April 3, 2006, by and between Shenzhen New Media and Huadao Consulting Co., Ltd. [Incorporated by reference to Exhibit 10.12 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.15	Distribution Agreement, dated February 8, 2006, by and between Shenzhen New Media and Nanjing Cultural Development Co., Ltd. [Incorporated by reference to Exhibit 10.13 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.16	Distribution Agreement, dated February 8, 2006, by and between Shenzhen New Media and Shandong Qianyan Culture Dissemination Co., Ltd. [Incorporated by reference to Exhibit 10.14 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.17	Distribution Agreement, dated February 28, 2006, by and between Shenzhen New Media and Changsha Youyou Reading Group [Incorporated by reference to Exhibit 10.15 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.18	Distribution Agreement, dated February 9, 2006, by and between Shenzhen New Media and Zhengzhou Huanghe Culture Group [Incorporated by reference to Exhibit 10.16 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.19	Distribution Agreement, dated February 8, 2006, by and between Shenzhen New Media and Hangzhou Tianyi Books Co., Ltd. [Incorporated by reference to Exhibit 10.17 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.20	Operation and Management Agreement, dated December 13, 2007, by and beween Shenzhen New Media and Shanghai Longcom Telecom Co., Ltd. [Incorporated by reference to Exhibit 10.20 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 18, 2008, in file number 0-51806]

14	Code of Ethics [Incorporated by reference to Exhibit 14 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

21	List of Subsidiaries of the Registrant [Incorporated by reference to Exhibit 21 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 18, 2008, in file number 0-51806]

31*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32*	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Marketing Media Holdings, Inc.

Dated: August 26, 2008	By: /s/ Yingsheng Li
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

SIGNATURE	CAPACITY	DATE

/s/ Yingsheng Li	President, Chief Executive Officer and Chairman	August 26, 2008
Yingsheng Li

/s/ Bin Li	Executive Director	August 26, 2008
Bin Li

/s/ Xiaofeng Ding	Director	August 26, 2008
Xiaofeng Ding

/s/ Dongsheng Ren	Director	August 26, 2008
Dongsheng Ren

Exhibit No.	Description

2.1	Share Exchange Agreement by and among the Company, Media Challenge Holdings Limited and certain shareholders thereof, dated as of December 31, 2005 [Incorporated by reference to Exhibit 2.1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on February 14, 2006, in file number 0-51806]

2.2	Convertible Promissory Note [Incorporated by reference to Exhibit 2.2 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

3.1	Articles of Incorporation, as amended [Incorporated by reference to Exhibit 3.1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on February 14, 2006, in file number 0-51806]

3.2	Amended and Restated Bylaws [Incorporated by reference to Exhibit 3.2 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.1	Operation and Management Right Agreement, dated October 23, 2006, by and between CMO and Shenzhen Media [Incorporated by reference to Exhibit 10.1 to the Amendment No. 1 to the Registration Statement of the Company on Form 10- SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.2	Amendment to Operation and Management Right Agreement, dated January 8, 2004, by and between CMO and Shenzhen Media [Incorporated by reference to Exhibit 10.2 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.3	Description of Verbal Amendment to Operation and Management Right Agreement, dated January 8, 2004, by and between Sale and Marketing Publishing House and Shenzhen Media Investment Co., Ltd. [Incorporated by reference to Exhibit 10.3 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 17, 2007, in file number 0-51806]

10.4	Entrust Agreement, dated November 20, 2004, by and between Shenzhen New Media and Shenzhen Media [Incorporated by reference to Exhibit 10.3 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.5	Equity Transfer Agreement, dated October 10, 2006, by and between Zhu Yu Tong and Shenzhen New Media. [Incorporated by reference to Exhibit 10.5 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 17, 2007, in file number 0-51806]

10.6	Outsourcing Agreement, dated December 30, 2006, by and between Henan Xinhua Printing Factory and CMO. [Incorporated by reference to Exhibit 10.6 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 17, 2007, in file number 0-51806]

10.7	Outsourcing Agreement, dated December 30, 2006, by and between Henan Xinhua Printing Factory and CMO. [Incorporated by reference to Exhibit 10.6 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 17, 2007, in file number 0-51806]

10.8	Outsourcing Agreement, dated December 16, 2006, by and between Henan Ruiguang Printing Co., Ltd. and CMO. [Incorporated by reference to Exhibit 10.6 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 17, 2007, in file number 0-51806]

10.9	Employment Agreement, dated March 1, 2004, by and between Bin Li and Shenzhen New Media [Incorporated by reference to Exhibit 10.7 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.10	Employment Agreement, dated December 15, 2006, by and between Yifang Fu and China Marketing [Incorporated by reference to Exhibit 10.8 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.11	Agreement of Share Transfer, dated March 7, 2005, by and among Yingsheng Li, Xiaofeng Ding, Dongsheng Ren and Shenzhen New Media [Incorporated by reference to Exhibit 10.9 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.12	Agreement of Share Transfer, dated March 7, 2005, by and between CMO and Shenzhen New Media [Incorporated by reference to Exhibit 10.10 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.13	Distribution Agreement, dated February 8, 2006, by and between Shenzhen New Media and Guangzhou Qiankuntai Bookstore [Incorporated by reference to Exhibit 10.11 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.14	Distribution Agreement, dated April 3, 2006, by and between Shenzhen New Media and Huadao Consulting Co., Ltd. [Incorporated by reference to Exhibit 10.12 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.15	Distribution Agreement, dated February 8, 2006, by and between Shenzhen New Media and Nanjing Cultural Development Co., Ltd. [Incorporated by reference to Exhibit 10.13 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.16	Distribution Agreement, dated February 8, 2006, by and between Shenzhen New Media and Shandong Qianyan Culture Dissemination Co., Ltd. [Incorporated by reference to Exhibit 10.14 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.17	Distribution Agreement, dated February 28, 2006, by and between Shenzhen New Media and Changsha Youyou Reading Group [Incorporated by reference to Exhibit 10.15 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.18	Distribution Agreement, dated February 9, 2006, by and between Shenzhen New Media and Zhengzhou Huanghe Culture Group [Incorporated by reference to Exhibit 10.16 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.19	Distribution Agreement, dated February 8, 2006, by and between Shenzhen New Media and Hangzhou Tianyi Books Co., Ltd. [Incorporated by reference to Exhibit 10.17 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.20	Operation and Management Agreement, dated December 13, 2007, by and beween Shenzhen New Media and Shanghai Longcom Telecom Co., Ltd. [Incorporated by reference to Exhibit 10.20 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 18, 2008, in file number 0-51806]

14	Code of Ethics [Incorporated by reference to Exhibit 14 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

21	List of Subsidiaries of the Registrant [Incorporated by reference to Exhibit 21 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 18, 2008, in file number 0-51806]

31*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32*	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith.