Form 10-Q
period 2008-06-30
China Marketing Media Holdings, Inc.
filed 2008-09-29
CIK 1353307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008

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

 Yes ☒            No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer”in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes ☐            No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of September 26, 2008 is as follows:

Class of Securities	Shares Outstanding
Common Stock, no par value	27,586,002

i

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

INDEX TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PAGE

CONSOLIDATED BALANCE SHEETS (UNAUDITED)	2

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)	3

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)	4

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)	5

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	6-16

CHINA MARKETING MEDIA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,249,060	$1,548,602
Accounts receivable	91,247	90,280
Inventory	166,244	-
Prepaid expenses	490,881	289,381
TOTAL CURRENT ASSETS	2,997,432	1,928,263
OTHER ASSETS
Investment Deposit - purchase of targets	5,820,891	5,476,001
Deferred tax asset	-	34,154
Loan receivables to major sales agents	875,622	58,949
Investment (equity method)	332,677	370,376
Related party receivables – affiliates	2,462,815	1,842,795
Other receivable	67,683	133,597
Goodwill	808,374	760,478
Other assets	-	149,064
Fixed assets	1,857,027	1,513,818
Accumulated depreciation	(311,922)	(191,887)
License agreement	1,471,128	1,383,964
Accumulated amortization	(686,527)	(576,651)
TOTAL OTHER ASSETS	12,697,768	10,954,658
TOTAL ASSETS	$15,695,200	$12,882,921
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$206,035	$74,762
Accrued expenses and levies	252,710	275,780
Deferred revenues	501,150	250,621
Other payable	64,668	49,664
Taxes payable	249,331	49,228
TOTAL CURRENT LIABILITIES	1,273,894	700,055
TOTAL LIABILITIES	1,273,894	700,055
Minority Interest	199,724	281,606
STOCKHOLDERS' EQUITY
Common stock: no par value; 100,000,000 common shares	1,112,546	1,112,546
authorized; 27,586,002 common shares issued and outstanding
Retained earnings	11,294,681	9,785,181
Accumulated other comprehensive income	1,814,355	1,003,533
TOTAL STOCKHOLDERS' EQUITY	14,221,582	11,901,260
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,659,200	$12,882,921

See accompanying notes to unaudited consolidated financial statements

CHINA MARKETING MEDIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Revenues
Sales revenue	$3,135,283	$2,763,238	$5,745,067	$4,771,418
Cost of goods sold	910,099	687,129	1,638,613	1,270,676
Gross profit	2,225,184	2,076,109	4,106,454	3,500,742

Expenses
Payroll expenses	808,616	391,458	1,150,391	560,211
Other general and administrative	515,702	548,056	1,273,109	952,993
Total expenses	1,324,318	939,514	2,423,500	1,513,204
			-	-
Income from operations	900,866	1,136,595	1,682,954	1,987,538

Other income (expenses)
Interest income	11,372	24,773	12,677	42,885
Interest expense	-	(14,399)	-	(31,568)
Investment loss from unconsolidated subsidiary	(12,536)	(14,196)	(25,360)	(26,948)
Other	(13,448)	(16,935)	33,293	15,496
Total other income (expenses)	(14,612)	(20,757)	20,610	(135)
			-	-
Net income before taxes	886,254	1,115,838	1,703,564	1,987,403

Provision for income taxes	195,442	1,472	275,946	2,531

Net income before minority interest	$690,812	$1,114,366	$1,427,618	$1,984,872
Less minority interest (loss)	(41,588)	-	(81,882)	-
Net income	$732,400	$1,114,366	$1,509,500	$1,984,872

Foreign currency translation adjustment	303,463	148,377	810,822	230,627
Comprehensive income	$1,035,863	$1,262,743	$2,320,322	$2,215,499

Basic and fully diluted earnings per share	$0.03	$0.04	$0.05	$0.07

Basic and Diluted Weighted average shares outstanding	$27,586,002	$27,586,002	$27,586,002	$27,586,002

See accompanying notes to unaudited financial statements

CHINA MARKETING MEDIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

				Accumulated Other	Total
	Common	Common	Retained	Comprehensive	Stockholders’
	Shares	Stocks	Earnings	Income	Equity
December 31, 2006	27,586,002	$1,112,546	$6,855,026	$328,421	$8,295,993
Net income for the year ended December 31, 2007			2,930,155		2,930,155
Foreign currency translation				675,112	675,112
December 31, 2007	27,586,002	$1,112,546	$9,785,181	$1,003,533	$11,901,260
Net income for the six months ended June 30, 2008			1,509,500		1,509,500
Foreign currency translation				810,822	810,822
Balance June 30, 2008	27,586,002	$1,112,546	$11,294,681	$1,814,355	$14,221,582

See accompanying notes to unaudited consolidated financial statements

 CHINA MARKETING MEDIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2008	2007
Cash flow from operating activities:
Net income	$1,509,500	$1,984,872
Adjustments to reconcile net income to cash provided by operations:
Minority interest	(81,882)	-
Amortization and depreciation	207,560	108,396
Investment loss (equity method)	25,360	26,948
Change in operating assets and liabilities:
Accounts receivable	4,585	(307,281)
Inventory	(161,524)
Other receivable	105,372	-
Due from major sales agent	(648,486)	(1,135,829)
Deferred tax asset	37,307	-
Prepaid expenses	(178,070)	118,151
Other asset	-	117,381
Accounts payable	122,971	(34,968)
Accrued expenses	(38,847)	(100,990)
Other payable	(13,546)	(218,800)
Taxes payable	191,408	(28,303)
Deferred revenues	228,079	7,971
Net cash provided by operations	1,309,787	537,548
Cash flow from investing activities:
Purchase of fixed assets	(272,035)	(25,327)
Receipts from directors	-	-
Deposits to acquire target company	-	(673,626)
Cash acquired in purchase of subsidiary	-	111,378
Advance to related entities	(489,647)	-
Net cash used in investing activities	(761,682)	(587,575)
Cash flow from financing activities:
Loan advanced from directors	-	949,350
Repayment of related party payables		(3,189,451)
Net cash used in financing activities	-	(2,240,101)
Increase (decrease) in cash and cash equivalents	548,105	(2,290,128)

Effect on rate changes on cash	152,353	169,276
Cash and cash equivalents, beginning of period	1,548,602	5,127,840
Cash and cash equivalents, end of period	$2,249,060	$3,006,988
Supplemental disclosures of cash flow information:
Interest paid in cash	$-	$-
Income taxes paid in cash	$275,946	$2,531
Non-Cash investing and financing activities
Dividend payable offset by related party receivable	$-	$-

See accompanying notes to unaudited consolidated financial statements

CHINA MARKETING MEDIA HOLDINGS, INC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in our Annual Report Form 10-KSB for the year ended December 31, 2007.

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

On March 7, 2005, Shenzhen New Media entered into an agreement to acquire 100% of Shenzhen Media Investment Co., Ltd. ("Shenzhen Media"), an entity controlled by three common owners of Media Challenge. Shenzhen Media was formed on October 22, 2003, under the laws of PRC.  Shenzhen New Media completed the acquisition of Shenzhen Media on December 21, 2005, and Shenzhen Media is now a wholly owned subsidiary of Shenzhen New Media. The transaction was accounted for as a transfer of entities under common control.

In October 2004, Shenzhen Media formed a new wholly owned subsidiary in PRC known as Beijing Media Management and Consulting Co., Ltd. ("Beijing Media").

In November 2005, Shenzhen New Media formed a new wholly owned subsidiary in PRC known as Shenzhen New Media Advertising Co., Ltd. ("NMA"). The registered capital of NMA is one million RMB, i.e., 122,100USD (exchange rate as 1USD: 8.19 RMB).

On March 26, 2007, the Company acquired 100% of Shenzhen Caina Brand Consultant Company ("Shenzhen Caina"). Shenzhen Caina owned 100% of Beijing Caina Xianliang Marketing and Layout Company (“Beijing Caina”). After the acquisition, Shenzhen New Media owned 100% of Shenzhen Caina and Beijing Caina.

In November 2007, Shenzhen Media formed a new 52% owned subsidiary in PRC known as Beijing Orient Converge Human Resources Management Center Co. Ltd.( "BJOC"). The registered capital of BJOC is RMB5, 000,000, i.e., 684,500USD (exchange rate as 1USD: 7.30 RMB).

The consolidated entity is hereafter referred to as "the Company".  The Company engages in the sale of its magazines and advertising space within its magazines, which are sold throughout China; and provide consulting services to clients concerning advertising and marketing matters.

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

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). This basis differs from that used in the statutory accounts of our subsidiaries, Beijing Media, NMA, Shenzhen Caina, Beijing Caina and BJOC, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the financial statements in accordance with US GAAP.

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

Inventory

Inventories are stated at the lower of cost, as determined on a first-in, first-out basis, or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower.

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

CHINA MARKETING MEDIA HOLDINGS, INC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies (continued)

The Company recognizes revenue for the advertising sales and marketing consulting service ratably over the periods when the customer's advertisements are published and service are provided. Total revenue from the advertising sales is $2,852,113 and $3,465,637 for the six months ended June, 2008 and 2007, respectively. Total revenue from marketing consulting service is $2,102,866 and $574,113 for the six months ended June 30, 2008 and 2007 respectively.

In addition, the Company recognizes revenue from the publishing of above magazines when the risks and rewards of ownership of the goods have transferred to the customer, which is usually on delivery or when title passes. Total revenue from the publishing business is $790,088 and $731, 668 for the six months ended June 30, 2008 and 2007, respectively.

Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Buildings	20 years
Vehicle	5 years
Furniture and equipment	5 years

Depreciation expense for the six months ended June 30, 2008 and 2007 was $136, 092 and $42,467, respectively. The increase of depreciation expense is mainly due to the increase in motor vehicles, office improvement, furniture and equipments.

At cost	June 30, 2008	December 31, 2007
Building	$1,072,740	$969,717
Motor vehicles	326,422	119,803
Furniture and equipment	457,865	424,298

	1,857,027	1,513,818
Less: accumulated depreciation	(311,922)	(191,825)
	$1,545,105	$1,321,993

Long-term assets of the Company are reviewed annually to assess whether the carrying value has become impaired according to the guidelines established in Statement of Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." No impairment of assets was recorded in the periods reported.

Intangible Assets

In accordance with SFAS 142, "Goodwill and Other Intangible Assets", Goodwill amounts are not amortized, but rather are tested for impairment at least annually. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives, which is the ten years of the "license agreement." The carrying amount of the asset is reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. No intangible asset impairment charges are deemed necessary for the six months ended June 30, 2008 and 2007.

CHINA MARKETING MEDIA HOLDINGS, INC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies (continued)

License amortization expense included in cost of sales for the six months ended June 30, 2008 and 2007 was $71,468 and $65,929, respectively.

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

CHINA MARKETING MEDIA HOLDINGS, INC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies (continued)

Investment (equity method)

Shenzhen Keungxi Technology Company Ltd. (“SKTC”) was incorporated in China in October 2005. Its business scope includes, among others, sales and development of computer software, computer and communication systems. It also provides information system consulting services. Shenzhen Media holds 48% of the equity of SKTC and three individual shareholders, Wengao Luo, Xi Chen and Bin Li own the remaining 21.5%, 21.5% and 9% of SKTC, respectively.

Balance as of Dec.31, 2006	$202,751
Investment Losses (48%)	$(49,916)
Advances made to SKTC	$217,541
Balance as of Dec.31, 2007	$370,376
Investment Losses (48%)	$(25,360)
Advances made to SKTC	$(12,339)
Balance as of Jun 30, 2008	$332,677

Minority Interest

Minority interest represents non-controlling owners’ 48% of equity interest in BJOC.

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

CHINA MARKETING MEDIA HOLDINGS, INC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies (continued)

Third, agency distribution involves delivery of our magazines to sales agents who in turn distribute the magazines to retail agents at various locations throughout China. We granted sales agents a two-month return privilege. Average return rate for the six months ended June 30, 2008 was 12.57% and for the six months ended June 30, 2007 was 17%.

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

We recognize magazine sales revenue in accordance with the provisions of SFAS 48: first, our price to the sale agent is fixed; second, the sale agent has to pay us fully upon order request and the payment is not contingent on resale of the magazines; third, we are not responsible in the event of theft or physical destruction or damage of the product after delivery; fourth, our sale agents include bookstores, reading group, and culture group, etc.; fifth, we have no obligations to resell the magazines distributed to sale agents; finally, the amount of returns can be reasonably estimated and are included in accrued liabilities.

Advertising and Promotion Expense

Advertising and promotion costs are expensed as incurred. The Company incurred $88,538 and $48,487 of advertising and promotion costs for the six months ended June 30, 2008 and 2007 respectively.

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

CHINA MARKETING MEDIA HOLDINGS, INC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies (continued)

	Six months ended June 30,
	2008	2007
NUMERATOR FOR BASIC AND DILUTED EPS
Net income to common stockholders	$1,509,500	$1,984,872

DENOMINATORS FOR BASIC AND DILUTED EPS
Weighted average shares of common stock outstanding	27,586,002	27,586,002
EPS - Basic and Diluted	$0.05	$0.07

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

CHINA MARKETING MEDIA HOLDINGS, INC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies (continued)

The Company has implemented SFAS No.109 "Accounting for Income Taxes", which provides for a liability approach to accounting for income taxes. Deferred income taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. The Company has recorded deferred tax assets of $0 and $34,154 as of June 30, 2008 and December 31, 2007, respectively.

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

Restrictions on Transfer of Assets Out of the PRC

Dividend payments by Shenzhen New Media and its direct and indirect subsidiary are limited by certain statutory regulations in the PRC. No dividends may be paid by Shenzhen New Media without first receiving prior approval from the State Administration of Foreign Exchange or its local offices. Dividend payments are restricted to 85% of profits, after tax.

4. Loan Receivable with Major Sales Agents

The Company had loans receivable amounting to $875,622 and $58,949 as of June 30, 2008 and December 31, 2007, respectively. Such loans were provided to the Company's major sales agents. The loans are unsecured, and bear no interest. These loans have no fixed payment schedule and are payable on demand.

Approximately 64% of the Company's magazine and advertising sales are generated from its four major sale agents in the PRC. The representatives of these sale agents solicited advertising from general public in their respective designated geographic territories. The Company's magazines are believed to be well established and recognized by the general public. In this regard, the management believes no severe impact on the company sales would result if any of the sale agents are lost.

5. Prepaid Expenses

Prepaid expenses consist primarily of prepayments made to the unrelated company in advance for future financial and legal consultation services. As of June 30, 2008 and December 31, 2007, prepaid balance under these arrangements totaled $490,881 and $289,381, respectively.

6. Investment Deposit – purchase of a target company

On December 13, 2007, Shenzhen New Media signed an agreement with Shanghai Longcom Telecom Co. Ltd. ("Longcom") for an acquisition of 100% operation rights in Shanghai Longcom. Shenzhen New Media paid RMB 40,000,000 (approximately $5,476,001) as a purchase deposit. Longcom is engaged in online direct marketing, distribution, B2C (business to consumer) e-commerce, IT retail and 3 C (computer, communication and consumer products) retail sales model by cooperating with mainstream products OEM / ODM manufacturers.

CHINA MARKETING MEDIA HOLDINGS, INC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. Related Party Transactions with an Affiliate

Sale and Marketing Publishing House (“CMO”), an affiliate owned by the PRC government, is controlled and directed by a common director and major shareholder of the Company. CMO is not a direct or indirect subsidiary of the Company. Transactions with CMO are listed as follows:

	June 30,	December 30,
	2008	2007

Net balance: amount due from CMO, zero interest	$2,272,181	$1,842,795

Operation and Management Right Agreement

On October 23, 2003, Shenzhen Media entered into a 10-year agreement with CMO. The agreement calls for the payment of $1,220,930 to CMO in exchange for a right to oversee the operation and strategic planning of advertising, publishing, and staff training for the magazines that are published by CMO. Under this agreement, Shenzhen Media is entitled to collect advertising revenues from customers already existing at the time of the contract, in addition to any new clients that Shenzhen Media can solicit and develop.  Shenzhen Media shall bear all the operating costs and receive all the revenues from the contracted businesses.

Shenzhen Caina Corporate Image Consulting and Design Company is a company owned and controlled by Mr. Zhu Yuhong, brother of Mr. Zhu Yu Tong. Shenzhen Caina loaned $190,634 and $104,044 as of June 30, 2008 and December 31, 2007 to Shenzhen Caina Corporate Image Consulting and Design Company to develop businesses for Shenzhen Caina.

Related party balance as of June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008	December 31, 2007
Loan receivable – CMO	$ 2,272,181	$ 1,738,751
Loan receivable - Shenzhen Caina Corporate Image Consulting and Design Company	190,634	104,044
Total of related party receivables	$ 2,462,815	$ 1,842,795

The above loans are unsecured, and bear no interest. These loans have no fixed payment schedule and are payable on demand.

8.  Income Taxes Expense

United States

The Company was incorporated in the United States of America and is subject to U.S. tax law. No provisions for income taxes have been made as the Company has no U. S. taxable income for the periods  presented. The applicable income tax rates for the Company for the periods ended June 30, 2008 and 2007 are 34%.

British Virgin Islands

Media Challenge was incorporated in the British Virgin Islands and is not subject to income taxes under the current laws of the British Virgin Islands.

CHINA MARKETING MEDIA HOLDINGS, INC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.  Income Taxes Expense (continued)

PRC

The Company is currently subject to income taxes according to applicable tax laws in the PRC. The tax rates are 15% for NMA, 15% for Shenzhen New Media and Shenzhen Media and 33% for CMO. The provision for income taxes for the three months ended June 30, 2008 and 2007 was $80,504 and $26,999, respectively.

Pursuant to the laws and regulations in the PRC, NMA, as a wholly foreign owned enterprise ("WFOE") in the PRC, is entitled to an exemption from the PRC enterprise income tax for two years commencing from its first profitable year in 2006. NMA accounts for most of the revenue during the periods presented. Other subsidiaries income tax rate range from 0% to 33%.

a) The provision for income taxes consists of the following:

	Six months ended June 30,
	2008	2007
PRC:		-
Current Tax	$275,946	$2,531
- Deferral tax provision	-	-

Total	$275,946	$2,531

9. Lease Commitments

The Company leases five office spaces located at Room 101-114, Jinglian Garden, Jingtian Road, Futian District, Shenzhen, 518000, PRC, Room 903-905, Kun Tai International Mansion, Chao Wai Street, Beijing, 100020, PRC, 4A602 Houxiandai City, No.16 Baiziwan Rd., Beijing, 100200, PRC, 7th Floor, Building 1, Qinghua Post-graduation school of Qinghua University, Guanghua Road, Beijing,100020, PRC. and Room 556 Shenchang Building, No.51 Zhichun Rd., Haidian District, Beijing, PRC.

These leases require monthly payments as of following: a monthly payment of $16,136 from November 2007 to November 2009, a monthly payment of $4,756 from September 2007 to August 2009, a monthly payment of $3,817 from November 2007 to October 2008, a monthly payment of $10,889 from May 2007 to June 2009 and a monthly payment of $330 from November 2007 to November 2008, respectively.

The future lease commitment for the office lease is $430,643 and $207,472 for years 2008 and 2009, respectively.

CHINA MARKETING MEDIA HOLDINGS, INC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10. Concentrations and Risk

As discussed in Note 7, the Company's major operations are conducted through an agreement with CMO, a company owned by the PRC government. All the revenues are generated through production of the magazines owned by CMO. The current contract will terminate in 2013, and it is unknown whether the contract will be renewed. A change in the political climate in the PRC could also have a material adverse effect on the Company's business.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements.  The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements.  All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-KSB for the year ended December 31, 2007 and subsequent SEC filings, and any statements of assumptions underlying any of the foregoing.  All forward-looking statements included in this report are based on information available to us on the date of this report.  We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

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

Second Quarter Financial Performance Highlights

The following are some financial highlights for the second quarter ended June 30, 2008:

Revenues: Our revenues were approximately $3.14 million for the second quarter ended June 30, 2008, an increase of 13.46% from the same quarter of last year.

Gross Margin: Gross margin was 70.97% for the second quarter ended June 30, 2008, as compared to 75.13% for the same period in 2007.

Operating Profit: Operating profit was approximately $0.9 million for the second quarter ended June 30, 2008, a decline from approximately $1.14 million of the same period last year.

Net Income: Net income was approximately $0.73 million for the second quarter ended June 30, 2008, a decrease of 34.18% from the same period of last year.

Fully diluted earnings per share was $0.05 for the second quarter of 2008.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

During the three month period ended June 30, 2008, we generated revenues through sales of our magazines, sales of advertising space in our magazines and providing sales and marketing consulting services.  The following table summarizes the results of our operations during the three month periods ended June 30, 2008 and 2007, and provides information regarding the dollar and percentage increase or (decrease) from the three month period ended June 30, 2007 to the three month period ended June 30, 2008.

	Three Months Ended June 30,
Item	2008	2007	Increase (Decrease)	% Increase (% Decrease)
Revenue	$3,135,283	$2,763,238	$372,045	13.46%
Cost of Sales	$910,099	$687,129	$222,970	32.45%
Gross Profit	$2,225,184	$2,076,109	$149,075	7.18%
Operating Expenses	$1,324,318	$939,514	$384,804	40.96%
Other Income (expense)	($14,612)	($20,757)	$6,145	(29.6%)
Provision for Taxes	$195,442	$1,472	$193,970	13177%
Net income	$732,400	$1,114,366	($381,966)	(34.28%)

Revenues

The increase in revenues was mainly attributable to our newly acquired subsidiary, Shenzhen Caina, which contributed revenues of $1,095,654 from advertising consulting services.  For the same period in 2007, Shenzhen Caina contributed of $529,901. The increase in revenues from Shenzhen Caina resulted primarily from the expansion of advertising consulting services that it provided during the three months ended June 30, 2008.  During the second quarter of 2008, in addition to three regular issues of our magazines that we publish each month, we also published seven special issues for certain business events.  We sold 11,600 copies of these special issues during the three months ended June 30, 2008.

The following table shows the different components comprising our total revenues during the three month periods ended June 30, 2008 and 2007.

Revenue Category	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Increase (Decrease)	% Increase (% Decrease)

Magazine Sales	$494,198	$330,985	$163,213	49.31%

Advertising Space Sales	$1,545,430	$1,902,352	($356,922)	(18.76%)

Marketing Consulting Service	$1,095,655	$529,901	$565,754	106.77%

Total	$3,135,283	$2,763,238	$372,045	13.46%

Cost of Sales

Our cost of sales during the three-month period ended June 30, 2008 and during the same period in 2007 was $910,099 and $687,129, respectively, which accounts for 29.03% and 24.87%, respectively, as a percentage of total revenues during the applicable periods.  Cost of sales as a percentage of revenues increased by about 4.16% during the three-month ended of 2008 as compared with the same period in 2007, as a result of a change in product mix.  Certain lower margin products such as special issue magazine sales accounted for a higher percentage of our revenues during this period as compared to the similar period in 2007.  The printing cost we paid for the special issues is 20%-30% higher than the regular issues.

Expenses

Our expenses consist of payroll and other general and administrative expenses.  Payroll expense was $808,616 during the three-month period ended June 30, 2008 compared to $391,458 during the same period of 2007.  The increase of payroll expense is due to a 30% increase of employee salaries of our newly acquired subsidiary Shenzhen Caina as a result of the expansion of its advertising consulting services business.

Our other general and administrative expenses were $515,702 (16.45% of total sales) and $548,056 (19.83% of total sales) in the three months ended of June 30, 2008 and the same period of 2007, respectively.  We paid less other general and administrative fees in the three months ended June 30, 2008 mainly because during the second quarter of 2007, in addition to the payment of our regular professional fees, we paid RMB270,000 (approximately US$38,500) auditing fees in connection with the acquisition of Shenzhen Caina, which was completed in March 2007.

Income taxes

United States

China Marketing Media Holdings, Inc. is subject to United States tax at a tax rate of 34%.  No provision for income taxes in the United States has been made as we had no U.S. taxable income for the period presented.

British Virgin Islands

Medial Challenge was incorporated in the BVI, and under the current laws of the BVI, is not subject to income taxes.

PRC

Before the implementation of the enterprise income tax (“EIT”) law (as discussed below), Foreign Invested Enterprises (“FIE”) established in the PRC are generally subject to an EIT rate of 33.0%, which includes a 30.0% state income tax and a 3.0% local income tax.  On March 16, 2007, the National People’s Congress of China passed the new Corporate Income Tax Law (“EIT Law”), and on November 28, 2007, the State Council of China passed the Implementing Rules for the EIT Law (“Implementing Rules”) which took effect on January 1, 2008. The EIT Law and Implementing Rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions.  Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the old tax laws applicable to FIEs, and its associated preferential tax treatments, beginning January 1, 2008.

Despite these pending changes, the EIT Law gives the FIEs established before March 16, 2007 (“Old FIEs”) a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments.  During this five-year grandfather period, the Old FIEs which enjoyed tax rates lower than 25% under the original EIT Law shall gradually increase their EIT rate by 2% per year until the tax rate reaches 25%.  In addition, the Old FIEs that are eligible for the “two-year exemption and three-year half reduction” or “five-year exemption and five-year half-reduction” under the original EIT Law, are allowed to remain to enjoy their preference until these holidays expire. The discontinuation of any such special or preferential tax treatment or other incentives would have an adverse effect on any organization’s business, fiscal condition and current operations in China.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to a EIT of 25.0% on its global income. The Implementing Rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that the Company should be classified as a resident enterprise, then the organization’s global income will be subject to PRC income tax of 25.0%.

Under the income tax law and the related implementing rules, FIEs engaging in manufacturing businesses with a term of operation exceeding ten years may, subject to approval from local taxation authorities, be entitled to a two-year tax exemption from PRC EIT starting from the year they become profitable and a 50.0% tax reduction for the three years thereafter.

The Company is currently subject to income taxes according to applicable tax laws in the PRC.  The tax rates are 15% for NMA, 15% for Shenzhen New Media and Shenzhen Media and 33% for CMO.

We incurred income taxes of $195,442 and $1,472 during the three-month periods ended June 30, 2008 and 2007, respectively or an increase of 13,177.31%.  In year 2008, our subsidiaries including NMA, Shenzhen Caina, and  Shenzhen New Media and Shenzhen Media are no longer eligible for the tax exemption as they were in 2007.  Each of these subsidiaries had paid income tax according to applicable tax laws in the PRC in 2008.  Therefore, the income tax expense increased significantly for the second quarter of 2008 compared to the same period of 2007.

Net income (profit after taxes)

We earned net income of $732,400 and $1,114,366 during the three-month periods ended June 30, 2008 and 2007, respectively, which represented a decrease of 34.28%.  The decrease in our net income in the three-month ended of 2008 is primarily attributable to the increase of payroll expense.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

During the six month period ended June 30, 2008, we generated revenues through sales of our magazines, sales of advertising space in our magazines and proving sales and marketing consulting services.  The following table summarizes the results of our operations during the six month periods ended June 30, 2008 and 2007, and provides information regarding the dollar and percentage increase or (decrease) from the six month period ended June 30, 2007 to the six month period ended June 30, 2008.

	Six Months Ended June 30,
Item	2008	2007	Increase (Decrease)	% Increase (% Decrease)
Revenue	$5,745,067	$4,771,418	$973,649	20.41%
Cost of Sales	$1,638,613	$1,270,676	$367,937	28.96%
Gross Profit	$4,106,454	$3,500,743	$605,712	17.30%
Operating Expenses	$2,423,500	$1,513,204	$910,296	60.16%
Other Income (expense)	$20,610	($135)	$20,745	15,366.67%
Provision for Taxes	$275,946	$2,531	$273,415	10,802.65%
Net income	$1,509,500	$ 1,984,872	($475,372)	(23.95%)

Our revenues during the six-month period ended June 30, 2008 were $5,745,067 which is $973,649, or 20.41%, more than the same period in 2007, when we had revenues of $4,771,418.  The increase in revenues was mainly attributable to our newly acquired subsidiary, Shenzhen Caina, which contributed revenues of $2,102,866 from advertising consulting services.  For the same period in 2007, Shenzhen Caina contributed of $574,113. The increase in revenues from Shenzhen Caina primarily resulted from an expansion of advertising consulting services it provided during the six months ended June 30, 2008.  In addition, during the six-month period ended June 30, 2008, we sold more magazines by publishing various special issues in addition to three regular issues of our magazines that we publish each month.  We sold about 34,800 copies of these special issues during the six months ended June 30, 2008.

The following table shows the different components comprising our total revenues during the six month periods ended June 30, 2008 and 2007.

Revenue Category	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Increase (Decrease)	% Increase (% Decrease)

Magazine Sales	$790,088	$731,668	$58,420	7.98%

Advertising Space Sales	$2,852,113	$3,465,637	($613,524)	(17.70%)

Marketing Consulting Service	$2,102,866	$574,113	$1,528,753	266.28%

Total	$5,745,067	$4,771,418	$973,649	20.41%

Cost of Sales

Our cost of sales during the six-month period ended June 30, 2008 and during the same period in 2007 was $1,638,613 and $1,270,676, respectively, which accounts for 28.52% and 26.63%, respectively, as a percentage of total revenues during the applicable periods.  Cost of sales as a percentage of revenues increased by about 1.89% during the six-month period of 2008 as compared with the same period in 2007, which is mainly attributable to the change of product mix during the period.  Certain lower margin products such as special issue magazine sales accounted for a higher percentage of our revenues during this period as compared to the similar period in 2007.  The printing cost we paid for the special issues is 20%-30% higher than the regular issues.

Expenses

Our expenses consist of payroll and other general and administrative expenses.  Payroll expense was $1,150,391 during the six-month period ended June 30, 2008 compared to $560,211 during the same period of 2007.  The increase of payroll expense is due to a 30% increase of employee salaries of our newly acquired subsidiary Shenzhen Caina as a result of the expansion of its advertising consulting services business.

Our other general and administrative expenses were $1,273,109 (22.16% of total sales) and $952,933 (19.97% of total sales) in the six month ended of June 30, 2008 and the same period of 2007, respectively.  The increase of other general and administrative expenses was partially due to rental expenses paid in the first six months of 2008 for Beijing Orient, our majority owned subsidiary that was incorporated in November 2007.  In addition, Shenzhen Caina incurred more traveling expense as the company made significant effort to develop new customers of their advertising consulting service during this period.

Income taxes

We incurred income taxes of $275,946 and $2,531 during the six-month periods ended June 30, 2008 and 2007, respectively or an increase of 10,802.65%. In year 2008, our subsidiaries including NMA, Shenzhen Caina, and  Shenzhen New Media and Shenzhen Media are no longer eligible for the tax exemption as they were in 2007.  Each of these subsidiaries had paid income tax according to applicable tax laws in the PRC in 2008.  Therefore, the income tax expense increased significantly during the six months ended June 30, 2008 compared to the same period of 2007.

Net income (profit after taxes)

We earned net income of $1,509,500 and $1,984,872 during the six-month periods ended June 30, 2008 and 2007, respectively, which represented a decrease of 23.95%.  The decrease in our net income is primarily attributable to the increase of payroll expense.

Liquidity and Capital Resources

As of June 30, 2008, we had cash and cash equivalents of approximately $2.25 million.  We had no bank loans during the period.

We believe that our current cash on hand and continuing revenue from operations is sufficient to maintain operations at current levels for at least the next twelve months.  However, in order to expand operations, management believes that it will be necessary for us to raise additional capital either through the sale of equity securities or through a long-term debt financing.  Full implementation of the current expansion plans will include an acquisition of other magazines and/or advertising businesses that requires approximately $10 million additional capital.  We can provide no assurances that we will be able to obtain additional capital on terms favorable to the Company, if at all.

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

Currency Fluctuations

Our operating subsidiaries are located in China.  All expenses of the subsidiary and revenue received from customers are incurred in China denominated in RMB as the functional currency.  Based on Chinese government regulation, all foreign currencies under the category of current accounts are allowed to be freely exchanged with hard currencies.  During the past years of operation through July of 2005, there were no significant changes in exchange rates.  On July 21, 2005, the Chinese government changed its foreign currency exchange policy from a fixed RMB/USD exchange rate into a flexible rate under the control of the Chinese government.  From August 2005 through June 2008, the value of RMB against US dollars appreciated by 15.14%, from RMB8.1/$1 to RMB  6.8718/$1.

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

As required by Rule 13a-15 under the Exchange Act, our Chief Executive Officer and Interim Chief Financial Officer, Mr. Yingsheng Li, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008.  Based on that evaluation, Mr. Li concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2008.

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

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended June 30, 2008, other than as described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the periods covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-month period ended June 30, 2008, we made no unregistered sales of our equity securities.

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

DATED:  September 29, 2008

CHINA MARKETING MEDIA HOLDINGS, INC.

By: /s/ Yingsheng Li
-------------------------------------------------------------------------------
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