Form 10-Q
period 2008-09-30
China Marketing Media Holdings, Inc.
filed 2008-11-18
CIK 1353307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2008

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 17, 2008 is as follows:

Class of Securities	Shares Outstanding
Common Stock, no par value	27,586,002

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PAGE

CONSOLIDATED BALANCE SHEETS (UNAUDITED)	2

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)	3

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)	4

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)	5

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	6-17

CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,140,975	$1,548,602
Accounts receivable	269,497	90,280
Inventory	172,184	-
Prepaid expenses	434,844	289,381
TOTAL CURRENT ASSETS	3,017,500	1,928,263
OTHER ASSETS
Investment Deposit - purchase of targets	5,852,146	5,476,001
Deferred tax asset	-	34,154
Loan receivables to major sales agents	864,377	58,949
Investment (cost method)	73,152	-
Investment (equity method)	340,496	370,376
Related party receivables – affiliates	2,027,103	1,842,795
Other receivable	304,544	133,597
Goodwill	812,715	760,478
Other assets	-	149,064
Fixed assets	1,692,062	1,513,818
Accumulated depreciation	(295,286)	(191,887)
License agreement	1,479,027	1,383,964
Accumulated amortization	(713,251)	(576,651)
TOTAL OTHER ASSETS	12,437,085	10,954,658
TOTAL ASSETS	$15,454,585	$12,882,921
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$241,323	$350,542
Deferred revenues	183,652	250,621
Other payable	32,831	49,664
Taxes payable	105,882	49,228
TOTAL CURRENT LIABILITIES	563,688	700,055
TOTAL LIABILITIES	563,688	700,055
Minority Interest	51,011	281,606
STOCKHOLDERS' EQUITY
Common stock: no par value; 100,000,000 common shares	1,112,546	1,112,546
authorized; 27,586,002 common shares issued and outstanding
Retained earnings	11,786,708	9,785,181
Accumulated other comprehensive income	1,940,632	1,003,533
TOTAL STOCKHOLDERS' EQUITY	14,839,886	11,901,260
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,454,585	$12,882,921

See accompanying notes to unaudited consolidated financial statements

CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Revenues
Sales revenue	$3,459,982	$2,731,348	$9,205,049	$7,493,673
Cost of goods sold	1,551,709	961,443	3,190,322	2,257,345
Gross profit	1,908,273	1,769,905	6,014,727	5,236,328

Expenses
Payroll expenses	605,948	435,566	1,720,947	989,769
Other general and administrative	667,264	420,668	1,804,328	1,315,079
Total expenses	1,273,212	856,234	3,525,275	2,304,848

Income from operations	635,061	913,671	2,489,452	2,931,480

Other income (expenses)
Interest income	2,644	22,813	14,471	34,078
Investment loss (equity method)	(12,950)	(8,947)	(38,310)	(35,739)
Other	14,641	4,462	47,934	15,523
Total other income (expenses)	4,335	18,328	24,095	13,862

Net income before taxes	639,396	931,999	2,513,547	2,945,342

Provision for income taxes	96,006	35,343	371,952	63,814

Net income before minority interest	543,390	896,656	2,141,595	2,881,528
Less minority interest earnings (loss)	(20,194)	-	(20,194)	-
Net income before discontinued operations	563,584	896,656	2,161,789	2,881,528

Discontinued operations:
Loss on disposal of a subsidiary	(62,398)	-	(62,398)	-
Loss from a discontinued subsidiary	(9,158)	-	(97,864)	-
Loss from discontinued operations	(71,556)	-	(160,262)	-

Net income	$492,028	$896,656	$2,001,527	$2,881,528
Foreign currency translation adjustment	126,277	147,548	937,099	378,175
Comprehensive income	$618,305	$1,044,204	$2,938,626	$3,259,703

Basic and fully diluted earnings per share	$0.02	$0.03	$0.07	$0.10

Basic and Diluted Weighted average shares
outstanding	27,586,002	27,586,002	27,586,002	27,586,002

See accompanying notes to unaudited financial statements

CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

				Accumulated	Total
				Other
	Common	Common	Retained	Comprehensive	Stockholders'
	Shares	Stocks	Earnings	Income	Equity
December 31, 2006	27,586,002	$1,112,546	$6,855,026	$328,421	$8,295,993
Net income for the
year ended December
31, 2007			2,930,155		2,930,155
	-	-		-
Foreign currency
translation	-	-	-	675,112	675,112
December 31, 2007	27,586,002	$1,112,546	$9,785,181	$1,003,533	$11,901,260

Net income for the
nine months ended
September 30, 2008			2,001,527	-	2,001,527
	-	-
Foreign currency
translation	-	-	-	937,099	937,099
Balance September
30, 2008	27,586,002	$1,112,546	$11,786,708	$1,940,632	$14,839,886

See accompanying notes to unaudited consolidated financial statements

CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2008	2007
Cash flow from operating activities:
Net income after discontinued operations	$2,001,527	$2,881,528
Loss from discontinued operations	160,262	-
Net income before discontinued operations	2,161,789	2,881,528
Adjustments to reconcile net income to cash provided by continuing operations:
Minority interest	(20,194)	-
Amortization and depreciation	201,463	194,924
Loss on disposals of fixed assets	1,055	6,530
Investment loss (equity method)	38,310	35,739
Deferred tax assets	35,646	-
Change in operating assets and liabilities:
Accounts receivable	37,495	(298,902)
Settlement receivable	-	352,604
Inventory	(168,155)	-
Other receivable	(108,861)	-
Due from major sales agents	(782,627)	(1,857,278)
Prepaid expenses	(157,344)	82,837
Other asset	142,880	129,724
Accounts payable and accrued expense	(159,453)	(116,789)
Other payable	26,950	(83,975)
Taxes payable	59,066	(31,594)
Deferred revenues	(82,215)	(86,876)
Net cash provided by operating activities – continuing operations	1,225,805	1,208,472

Net cash used in discontinued operations	(176,363)	-

Total net cash provided by operating activities	1,049,442	1,208,472

Cash flow from investing activities:
Purchase of fixed assets	(238,178)	-
Receipts from directors	133,297	946,285
Deposits to acquire target company	-	(509,932)
Cash acquired in purchase of subsidiary	-	112,931
Contribution from minority interest	70,011	-
Proceed of disposal of subsidiary	141,089	-
Loan receivable from affiliates	-	(1,705,449)
Net cash provided by/(used in) investing activities – continuing operations	106,219	(1,156,165)

Net cash used in discontinued operations	(162,481)	-

Total net cash use in investing activities	(56,262)	(1,156,165)

Cash flow from financing activities:
Dividend paid	-	(307,585)
Repayment of related party payables	(149,249)	(1,607,279)
Net cash used in financing activities – continuing operations	(149,249)	(1,914,864)

Net cash used in discontinued operations	(248,892)	-
Total net cash use in financing activities	(398,141)	(1,914,864)
Increase (decrease) in cash and cash equivalents	595,039	(1,862,557)
Effect on exchange rate changes on cash	(2,666)	198,163
Cash and cash equivalents, beginning of period	1,548,602	5,127,840
Cash and cash equivalents, end of period	$2,140,975	$3,463,446
Supplemental disclosures of cash flow information:
Interest paid in cash	$-	$-
Income taxes paid in cash	$74,136	$31,876

See accompanying notes to unaudited consolidated financial statements

CHINA MARKETING MEDIA HOLDINGS, INC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in our Annual Report Form 10-KSB for the year ended December 31, 2007

1. Nature of operations

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

CHINA MARKETING MEDIA HOLDINGS, INC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of operations (Continued)

On July 18, 2008, Shenzhen New Media formed a new 51% owned subsidiary, Shanghai Zhiduo Network Technology Company Limited ("SZNT") under the laws of the PRC. The registered capital of SZNT is RMB 1,000,000 (approximately $142,879). SZNT is engaged in the business of management consulting service and brand name consulting service.

On August 2, 2008, Shenzhen Media sold its 42% ownership of BJOC to Shanghai Cheng Mei Biotechnology Co., Ltd. ("Shanghai Cheng Mei") for a cash price of RMB987,461 (approximately $141,089).

The consolidated entity is hereafter referred to as "the Company". The Company engages in the sale of its magazines and advertising space within its magazines, which are sold throughout China; and provide consulting services to clients concerning advertising and marketing matters. The Company also conducts online sales of electronic products through Shenzhen Media.

2. Basis of Presentation

The consolidated financial statements include the accounts of China Marketing, Media Challenge, Shenzhen New Media, Shenzhen Media, Beijing Media, NMA, Shenzhen Caina Brand Consultant Company ("Shenzhen Caina"), Beijing Caina Xianliang Marketing and Layout Company ("Beijing Caina"), BJOC, and SZNT. All material intercompany accounts and transactions have been eliminated in consolidation.

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

The Company recognizes revenues for the advertising sales and consulting service ratably over the periods when the customer's advertisements are published and service are provided. Total revenue from the advertising sales is $3,917,014 and $4,709,160 for the nine months ended September 30, 2008 and 2007, respectively. Total revenue from marketing consulting service is $3,286,773 and $1,706,964 for the nine months ended September 30, 2008 and 2007 respectively.

In addition, the Company recognizes revenue from the publishing of above magazines when the risks and rewards of ownership of the goods have transferred to the customer, which is usually on delivery or when title passes. Total revenue from the publishing business is $1,177,013 and $1,077,548 for the nine months ended September 30, 2008 and 2007, respectively. The new business of selling electronic products online attributed $824,251 for the nine month ended September 30, 2008

Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Buildings	20 years
Motor vehicle	5 years
Furniture and equipment	5 years

Depreciation expense for the nine months ended September 30, 2008 and 2007 was $136, 092 and $42,467, respectively. The increase of depreciation expense is mainly due to the increase in motor vehicles, office improvement, furniture and equipments.

At cost	September 30, 2008	December 31, 2007
Building	$1,078,449	$969,717
Motor vehicles	328,175	119,803
Furniture and equipment	385,388	424,298
	1,692,062	1,513,818
Less: accumulated depreciation	(295,286)	(191,887)
	$1,396,776	$1,321,931

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

CHINA MARKETING MEDIA HOLDINGS, INC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies (continued)

Intangible Assets

In accordance with SFAS 142, "Goodwill and Other Intangible Assets", Goodwill amounts are not amortized, but rather are tested for impairment at least annually. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives, which is the ten years of the "license agreement." The carrying amount of the asset is reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. No intangible asset impairment charges are deemed necessary for the nine months ended September 30, 2008 and 2007.

License amortization expense included in cost of sales for the nine months ended September 30, 2008 and 2007 was $108,332 and $99,238, respectively.

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

CHINA MARKETING MEDIA HOLDINGS, INC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies (continued)

Investment (equity method)

Shenzhen Keungxi Technology Company Ltd. ("SKTC") was incorporated in China in October 2005. Its business scope includes, among others, sales and development of computer software, computer and communication systems. It also provides information system consulting services. Shenzhen Media holds 48% of the equity of SKTC and three individual shareholders, Wengao Luo, Xi Chen and Bin Li own the remaining 21.5%, 21.5% and 9% of SKTC, respectively.

Balance as of Dec.31, 2006	$202,751
Investment Losses (48%)	$(49,916)
Advances made to SKTC	$217,541
Balance as of Dec.31, 2007	$370,376
Investment Losses (48%)	$(38,310)
Advances made to SKTC	$8,430
Balance as of Sept. 30, 2008	$340,496

Minority Interest

Minority interest represents non-controlling owners 49% of equity in SZNT as of September 30, 2008.

Minority interest represents non-controlling owners 48% of equity in BJOC as of December 31, 2007. On August 2, 2008, the company has sold 42% of its 52% interest.

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

CHINA MARKETING MEDIA HOLDINGS, INC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies (continued)

Third, agency distribution involves delivery of our magazines to sales agents who in turn distribute the magazines to retail agents at various locations throughout China. We granted sales agents a two-month return privilege. Average return rate for the nine months ended September 30, 2008 was 12.76% and for the nine months ended September 30, 2007 was 10.17%.

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

Advertising and Promotion Expense

Advertising and promotion costs are expensed as incurred. The Company incurred $133,047 and $81,209 of advertising and promotion costs for the nine months ended September 30, 2008 and 2007 respectively.

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

CHINA MARKETING MEDIA HOLDINGS, INC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies (continued)

	Nine months ended September 30,
	2008	2007
NUMERATOR FOR BASIC AND DILUTED EPS
Net income to common stockholders	$2,001,527	$2,881,528

DENOMINATORS FOR BASIC AND DILUTED EPS
Weighted average shares of common stock outstanding	27,586,002	27,586,002
EPS - Basic and Diluted	$0.07	$0.10

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

The Company has implemented SFAS No.109 "Accounting for Income Taxes", which provides for a liability approach to accounting for income taxes. Deferred income taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. The Company has recorded deferred tax assets of $0 and $34,154 as of September 30, 2008 and December 31, 2007, respectively.

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

4. Discontinued operations

On August 2, 2008, Shenzhen Media sold 42% ownership of BJOC for a cash price of approximately $141,089. The transaction was closed on August 2, 2008 and the Company recognized a loss on disposal of subsidiary of $62,398, representing the excess of the book value of assets sold over purchase consideration received at closing. As of September 30, 2008, the Company has received the full purchase price from the buyer.

Total revenues related to the discontinued operations were $0 and $0 for the period ended September 30, 2008 and 2007, respectively. There were no assets or liabilities of BJOC in the consolidated balance sheets as of September 30, 2008 and the results of operations have been reclassified as income from discontinued operations in the consolidated statements of operations for all dates and periods presented.

5. Loan Receivable with Major Sales Agents

The Company had loans receivable amounting to $864,377 and $58,949 as of September 30, 2008 and December 31, 2007, respectively. Loans were provided to the Company's major sales agents. The loans are unsecured, and bear no interest. These loans have no fixed payment schedule and are payable on demand.

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

CHINA MARKETING MEDIA HOLDINGS, INC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Prepaid Expenses

Prepaid expenses consist primarily of prepayments made to the unrelated company in advance for future financial and legal consultation services. As of September 30, 2008 and December 31, 2007, prepaid balance under these arrangements totaled $434,844 and $289,381, respectively.

7. Investment Deposit – purchase of a target company

On December 13, 2007, Shenzhen New Media signed an agreement with Shanghai Longcom Telecom Co. Ltd. ("Longcom") for an acquisition of 100% operation rights in Shanghai Longcom. Shenzhen New Media paid RMB 40,000,000 (approximately $5,852,146 and $5,476,001 as of September 30, 2008 and December 31, 2007 respectively) as a purchase deposit. Longcom is engaged in online direct marketing, distribution, B2C (business to consumer) e-commerce, IT retail and 3 C (computer, communication and consumer products) retail sales model by cooperating with mainstream products OEM / ODM manufacturers.

8. Related Party Transactions with an Affiliate

Sale and Marketing Publishing House ("CMO"), an affiliate owned by the PRC government, is controlled and directed by a common director and major shareholder of the Company. CMO is not a direct or indirect subsidiary of the Company. Transactions with CMO are listed as follows:

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

Shenzhen Caina Corporate Image Consulting and Design Company is a company owned and controlled by Mr. Zhu Yuhong, brother of Mr. Zhu Yu Tong. Shenzhen Caina loaned $Nil and $104,044 as of September 30, 2008 and December 31, 2007 to Shenzhen Caina Corporate Image Consulting and Design Company to develop businesses for Shenzhen Caina.

Related party balance as of September 30, 2008 and December 31, 2007 are as follows:

	September 30,	December 31,
	2008	2007
Loan receivable – CMO	$ 2,027,103	$ 1,738,751
Loan receivable - Shenzhen Caina Corporate Image Consulting and Design	-	104,044
Company
Total of related party receivables	$ 2,027,103	$ 1,842,795

The above loans are unsecured, and bear no interest. These loans have no fixed payment schedule and are payable on demand.

CHINA MARKETING MEDIA HOLDINGS, INC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes Expense

United States

The Company was incorporated in the United States of America and is subject to U.S. tax law. No provisions for income taxes have been made as the Company has no U. S. taxable income for the periods presented. The applicable income tax rates for the Company for the periods ended September 30, 2008 and 2007 are 34%.

British Virgin Islands

Media Challenge was incorporated in the British Virgin Islands and is not subject to income taxes under the current laws of the British Virgin Islands.

PRC

The Company is currently subject to income taxes according to applicable tax laws in the PRC. The tax rates are 15% for NMA, 15% for Shenzhen New Media and Shenzhen Media and 0% for CMO. The provision for income taxes for the nine months ended September 30, 2008 and 2007 was $371,952 and $63,814, respectively.

Pursuant to the laws and regulations in the PRC, NMA, as a wholly foreign owned enterprise ("WFOE") in the PRC, is entitled to an exemption from the PRC enterprise income tax for two years commencing from its first profitable year in 2006. NMA accounts for most of the revenue during the periods presented. Other subsidiaries income tax rate range from 0% to 25%.

a) The provision for income taxes consists of the following:

	Nine months ended
	September 30,
	2008	2007
PRC:
Current Tax	$371,952	$63,814
- Deferral tax provision	-	-

Total	$371,952	$63,814

10. Lease Commitments

The Company leases four office spaces located at Room 101-114, Jinglian Garden, Jingtian Road, Futian District, Shenzhen, 518000, PRC, Room 903-905, Kun Tai International Mansion, Chao Wai Street, Beijing, 100020, PRC. Rm A-1203, Building 2, Dacheng International Center, No. 78 Dongsihuan Middle Road, Chaoyang District, Beijingand Rm 610A & C, Shanghai Withub Hi-Tech Business Incubator, No.333 Hongqiao Road, Xu Hui District, Shanghai.

These leases require monthly payments as follows: a monthly payment of $17,859 from November 2007 to November 2009, a monthly payment of $5,264 from September 2007 to August 2009, a monthly payment of $4,511 from October 2008 to October 2009, and a monthly payment of $2,020 from April 2008 to April 2009, respectively.

The future lease commitment for the office lease is $88,967 and $278,320 for year 2008 and year 2009 respectively.

CHINA MARKETING MEDIA HOLDINGS, INC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11. Concentrations and Risk

As discussed in Note 8, the Company's major operations are conducted through an agreement with CMO, a company owned by the PRC government. All the revenues are generated through production of the magazines owned by CMO. The current contract will terminate in 2013, and it is unknown whether the contract will be renewed. A change in the political climate in the PRC could also have a material adverse effect on the Company's business.

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

13. Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company believes that SFAS No. 141R should not have a material impact on the consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS No. 160 should not have a material impact on the financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60" ("SFAS No. 163"). SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS No. 163 on its financial statements but does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

CHINA MARKETING MEDIA HOLDINGS, INC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13. Recent Accounting Pronouncements (continued)

Also in May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years after December 15, 2008, and must be applied on a retrospective basis. Early adoption is not permitted. The Company does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

In June 2008, the FASB issued FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

Also in June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this EITF 07-5 on the financial condition and results of operations and does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words "believe," "expect," "anticipate," "project," "targets," "optimistic," "intend," "aim," "will" or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors and risks mentioned in the "Risk Factors" sections of our Annual Report on Form 10-KSB for the year ended December 31, 2007 and subsequent SEC filings, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

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

In addition, since July 2008, we have engaged in a new business of online sale of electronic products, which primarily include computer hardware, through our subsidiary, Shenzhen Media.

Our Current Organizational Structure

The following organizational chart illustrates our current organizational structure and our respective ownership interest in our various subsidiaries.

China Marketing Media Holdings, Inc. (Texas)
100%
Media Challenge Holdings Limited (BVI)
100%
Shenzhen New Media Consulting Co., Ltd. (PRC)
9-years entrust agreement allows our indirect subsidiary to publish magazines and sell advertising
51%
100%
100%
100%
Shanghai Zhiduo Network Technology Company Limited.(5)
Shenzhen New Media Advertising Company Ltd.
Shenzhen Caina Brand Consultant Company
Shenzhen Media Investment Co., Ltd.
100%
10-years operation and management right agreement allows our indirect subsidiary to publish magazines and sell advertising
10%
100%
48%
Beijing Orient Converge Human Resources Management Center Co., Ltd.(4)
Beijing Media Management Consultation Company (1)
Shenzhen Keungxi Technology Company Ltd. (2)
Beijing Caina Xianliang Marketing and Layout Company
Sale and Marketing Publishing House (3)

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

(4) Beijing Orient Converge Human Resources Management Center Co. Ltd., or Beijing Orient, was incorporated in China in November 2007. It is engaged in the business of vocational training, employment recommendation and services. It also conducts sales and marketing professional training. On August 2, 2008, Shenzhen Media sold 42% of its ownership of Beijing Orient to Shanghai Cheng Mei Biotechnology Co., Ltd. for a consideration of RMB987,461 (approximately $141,089). As a result, Shenzhen Media currently owns 10% of Beijing Orient.

(5) Shanghai Zhiduo Network Technology Company Limited, or Shanghai Zhiduo, was incorporated in China on July 18, 2008. Shenzhen New Media owns 51% of Shanghai Zhiduo, which is engaged in the business of management consulting service and brand name consulting service.

Third Quarter Financial Performance Highlights

The following are some financial highlights for the third quarter ended September 30, 2008:

Revenues: Our revenues were approximately $3.46 million for the third quarter ended September 30, 2008, an increase of 21.06% from the same quarter of last year.

Gross Margin: Gross margin was 55.15% for the third quarter ended September 30, 2008, as compared to 64.8% for the same period in 2007.

Operating Profit: Operating profit was approximately $0.6 million for the third quarter ended September 30, 2008, a decline from approximately $0.9 million of the same period last year.

Net Income: Net income was approximately $0.49 million for the third quarter ended September 30, 2008, a decrease of 45.13% from the same period of last year.

Fully diluted earnings per share were $0.02 for the third quarter of 2008.

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

During the three month period ended September 30, 2008, we generated revenues through sales of our magazines, sales of advertising space in our magazines and providing sales, marketing consulting services and online sale of electronic products. The following table summarizes the results of our operations during the three month periods ended September 30, 2008 and 2007, and provides information regarding the dollar and percentage increase or (decrease) from the three month period ended September 30, 2007 to the three month period ended September 30, 2008.

Three Months Ended September 30,

Item	2008	2007	Increase	% Increase
			(Decrease)	(% Decrease)

Revenue	$3,459,982	$2,731,348	$728,634	26.68%

Cost of Sales	$1,551,709	$961,443	$590,266	61.39%

Gross Profit	$1,908,273	$1,769,905	$138,368	7.82%

Operating Expenses	$1,273,212	$856,234	$246,596	58.62%

Other Income (expense)	$4,335	$18,328	$(13,993)	(76.35%)

Provision for Taxes	$96,006	$35,343	$60,663	171.64%

Net income	$492,028	$896,656	$(404,628)	(45.13%)

Revenues

Our revenues during the three-months period ended September 30, 2008 were $3,459,982 which is $728,634, or 26.68%, more than the same period in 2007, when we had revenues of $2,731,348. The increase in revenues was mainly attributable to our subsidiary, Shenzhen Caina, which contributed revenues of $1,183,907 from advertising consulting services. For the same period in 2007, Shenzhen Caina contributed of $670,283. The increase in revenues from Shenzhen Caina resulted primarily from the expansion of advertising consulting services that it provided during the three months ended September 30, 2008. During the three-month period ended September 30, 2008, we also sold more magazines by publishing various special issues in addition to three regular issues of our magazines that we publish each month. We sold 11,600 copies of these special issues during the three months ended September 30, 2008. Revenue generated from selling magazines in the three months ended September 30, 2008 increased $43,594 which was about 12.7% more than that of the same period of last year. Finally, we began our new business of online sale of electronic products during the three months ended September 30, 2008, which generated $824,251 in revenue.

The following table shows the different components comprising our total revenues during the three month periods ended September 30, 2008 and 2007.

Revenue	Three Months Ended	Three Months Ended	Increase	% Increase
Category	September 30, 2008	September 30, 2007	(Decrease)	(% Decrease)

Magazine Sales	$386,924	$343,330	$43,594	12.7%

Advertising Space
Sales	$1,064,900	$1,717,735	$(652,835)	(38%)

Marketing
Consulting Service	$1,183,907	$670,283	$513,624	76.6%

Electronic products	$824,251	-	$824,251	100%

Total	$3,459,982	$2,731,348	$728,634	26.68%

Cost of Sales

Our cost of sales during the three-month period ended September 30, 2008 and during the same period in 2007 was $1,551,709 and $961,443, respectively, which accounts for 44.85% and 35.20%, respectively, as a percentage of total revenues during the applicable periods. Cost of sales as a percentage of revenues increased by about 9.65% during the three-month ended of 2008 as compared with the same period in 2007, as a result of a change in product mix. Certain lower margin products such as special issue magazine sales accounted for a higher percentage of our revenues during this period as compared to the similar period in 2007. The printing cost we paid for the special issues is 20%-30% higher than the regular issues. The cost of sales for selling electronic products, which is 92.2%, also dragged down our gross margins during the three months ended September 30, 2008.

Expenses

Our expenses consist of payroll and other general and administrative expenses. Payroll expense was $605,948 during the three-month period ended September 30, 2008 compared to $435,566 during the same period of 2007. The increase of payroll expense is due to a 39.12% increase of employee salaries of our subsidiary Shenzhen Caina as a result of the expansion of its advertising consulting services business.

Our other general and administrative expenses were $667,264 (19.29% of total sales) and $420,668 (15.40% of total sales) in the three months ended of September 30, 2008 and the same period of 2007, respectively. The increase of other general and administrative expenses was partially due to rental expenses paid in the three months ended September 30, 2008 for our two new subsidiaries, Beijing Orient, which was incorporated in November 2007, and Shanghai Zhiduo, which was incorporated in July 2008. In addition, Shenzhen Caina incurred more traveling expense as the company made significant effort to develop new customers of their advertising consulting service during this period.

Income taxes

United States

China Marketing Media Holdings, Inc. is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as we had no U.S. taxable income for the period presented.

British Virgin Islands

Media Challenge was incorporated in the BVI, and, under the current laws of the BVI, is not subject to income taxes.

PRC

Before the implementation of the enterprise income tax ("EIT") law (as discussed below), Foreign Invested Enterprises ("FIE") established in the PRC are generally subject to an EIT rate of 33.0%, which includes a 30.0% state income tax and a 3.0% local income tax. On March 16, 2007, the National People’s Congress of China passed the new Corporate Income Tax Law ("EIT Law"), and on November 28, 2007, the State Council of China passed the Implementing Rules for the EIT Law ("Implementing Rules") which took effect on January 1, 2008. The EIT Law and Implementing Rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the old tax laws applicable to FIEs, and its associated preferential tax treatments, beginning January 1, 2008.

Despite these pending changes, the EIT Law gives the FIEs established before March 16, 2007 ("Old FIEs") a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. During this five-year grandfather period, the Old FIEs which enjoyed tax rates lower than 25% under the original EIT Law shall gradually increase their EIT rate by 2% per year until the tax rate reaches 25%. In addition, the Old FIEs that are eligible for the "two-year exemption and three-year half reduction" or "five-year exemption and five-year half-reduction" under the original EIT Law, are allowed to remain to enjoy their preference until these holidays expire. The discontinuation of any such special or preferential tax treatment or other incentives would have an adverse effect on any organization’s business, fiscal condition and current operations in China.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with "de facto management bodies" within China is considered a resident enterprise and will normally be subject to a  EIT of 25.0% on its global income. The Implementing Rules define the term "de facto management bodies" as "an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise." If the PRC tax authorities subsequently determine that the Company should be classified as a resident enterprise, then the organization’s global income will be subject to PRC income tax of 25.0%.

Under the income tax law and the related implementing rules, FIEs engaging in manufacturing businesses with a term of operation exceeding ten years may, subject to approval from local taxation authorities, be entitled to a two-year tax exemption from PRC EIT starting from the year they become profitable and a 50.0% tax reduction for the three years thereafter.

The Company is currently subject to income taxes according to applicable tax laws in the PRC. The tax rates are 15% for NMA, 15% for Shenzhen New Media and Shenzhen Media and 0% for CMO.

We incurred income taxes of $96,006 and $35,343 during the three-month periods ended September 30, 2008 and 2007, respectively or an increase of 171.64%. In year 2008, our subsidiaries including NMA, Shenzhen Caina, and Shenzhen New Media and Shenzhen Media are no longer eligible for the tax exemption as they were in 2007. Each of these subsidiaries had paid income tax according to applicable tax laws in the PRC in 2008. Therefore, the income tax expense increased significantly for the third quarter of 2008 compare to the same period of 2007.

Net income (profit after taxes)

We earned net income of $492,028 and $896,656 during the three-month periods ended September 30, 2008 and 2007, respectively, which represented a decrease of 45.13%. The decrease in our net income in the three-month ended of 2008 is primarily attributable to the increase of payroll expense.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

During the nine month period ended September 30, 2008, we generated revenues through sales of our magazines, sales of advertising space in our magazines and providing sales and marketing consulting services and online sale of electronic products. The following table summarizes the results of our operations during the nine month periods ended September 30, 2008 and 2007, and provides information regarding the dollar and percentage increase or (decrease) from the nine month period ended September 30, 2007 to the nine month period ended September 30, 2008.

Nine Months Ended September 30,

Item	2008	2007	Increase	% Increase
			(Decrease)	(% Decrease)

Revenue	$9,205,049	$7,493,673	$1,711,376	22.84%

Cost of Sales	$3,190,322	$2,257,345	$932,977	41.33%

Gross Profit	$6,014,727	$5,236,328	$778,399	14.87%

Operating Expenses	$3,525,275	$2,304,848	$489,249	37.20%

Other Income (expense)	$24,095	$13,862	$10,233	73.82%

Provision for Taxes	$371,952	$63,814	$308,138	482.87%

Net income	$2,001,527	$2,881,528	$(880,001)	(30.54%)

Revenue

Our revenues during the nine-month period ended September 30, 2008 were $9,205,049 which is $1,711,376, or 22.84%, more than the same period in 2007, when we had revenues of $7,493,673. The increase in revenues was mainly attributable to our subsidiary, Shenzhen Caina, which contributed revenues of $3,286,773 from advertising consulting services. For the same period in 2007, Shenzhen Caina contributed of $1,706,964. The increase in revenues from Shenzhen Caina primarily resulted from an expansion of advertising consulting services it provided during the nine months ended September 30, 2008. In addition, during the nine-month period ended September 30, 2008, we sold more magazines by publishing various special issues in addition to three regular issues of our magazines that we publish each month. We sold about 34,800 copies of these special issues during the nine months ended September 30, 2008. During the nine month ended September 30, 2008, we also commenced our new business of online sale of electronic products, which contributed $824,251 in revenue.

The following table shows the different components comprising our total revenues during the nine month periods ended September 30, 2008 and 2007.

Revenue Category	Nine Months Ended	Nine Months Ended	Increase	% Increase
	September 30, 2008	September 30, 2007	(Decrease)	(% Decrease)

Magazine Sales	$1,177,012	$1,077,548	$99,464	9.2%

Advertising Space
Sales	$3,917,013	$4,709,161	$(792,148)	(16.8%)

Marketing
Consulting Service	$3,286,773	$1,706,964	$1,378,287	87.7%

Electronic products	$824,251	-	$824,251	100%

Total	$9,205,049	$7,493,673	$1,711,376	22.8%

Cost of Sales

Our cost of sales during the nine-month period ended September 30, 2008 and during the same period in 2007 was $3,190,322 and $2,257,345, respectively, which accounts for 34.66% and 30.12%, respectively, as a percentage of total revenues during the applicable periods. Cost of sales as a percentage of revenues increased by about 4.54% during the nine-month period of 2008 as compared with the same period in 2007, which is mainly attributable to the change of product mix during the period. Certain lower margin products such as special issue magazine sales accounted for a higher percentage of our revenues during this period as compared to the similar period in 2007. The printing costs we paid for the special issues is 20%-30% higher than the regular issues. The cost of sales for electronic products, which is 92.2%, also dragged down our gross margins during the nine months ended September 30, 2008.

Expenses

Our expenses consist of payroll and other general and administrative expenses. Payroll expense was $1,720,947 during the nine-month period ended September 30, 2008 compared to $989,769 during the same period of 2007. The increase of payroll expense is due to a 73.87% increase of employee salaries of our subsidiary Shenzhen Caina as a result of the expansion of its advertising consulting service business.

Our other general and administrative expenses were $1,804,328 (19.6% of total sales) and $1,315,079 (17.55% of total sales) in the nine months ended of September 30, 2008 and the same period of 2007, respectively. The increase of other general and administrative expenses was partially due to rental expenses paid in the first nine months of 2008 for our two new subsidiaries, Beijing Orient, which was incorporated in November 2007, and Shanghai Zhiduo, which was incorporated in July 2008. In addition, Shenzhen Caina incurred more traveling expense as the company made significant effort to develop new customers of their advertising consulting service during this period.

Income taxes

We incurred income taxes of $371,952 and $63,814 during the nine-month periods ended September 30, 2008 and 2007, respectively or an increase of 482.87%. In year 2008, our subsidiaries including NMA, Shenzhen Caina, and Shenzhen New Media and Shenzhen Media are no longer eligible for the tax exemption as they were in 2007. Each of these subsidiaries had paid income tax according to applicable tax laws in the PRC in 2008. Therefore, the income tax expense increased significantly during the nine months ended September 30, 2008 compare to the same period of 2007.

Net income (profit after taxes)

We earned net income of $2,001,527 and $2,881,528 during the nine-month periods ended September 30, 2008 and 2007, respectively, which represented a decrease of 30.54%. The decrease in our net income is primarily attributable to the increase of payroll expense.

Liquidity and Capital Resources

As of September 30, 2008, we had cash and cash equivalents of approximately $2.14 million. We had no bank loans during the period.

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

Currency Fluctuations

Our operating subsidiaries are located in China. All expenses of the subsidiary and revenue received from customers are incurred in China denominated in RMB as the functional currency. Based on Chinese government regulation, all foreign currencies under the category of current accounts are allowed to be freely exchanged with hard currencies. During the past years of operation through July of 2005, there were no significant changes in exchange rates. On July 21, 2005, the Chinese government changed its foreign currency exchange policy from a fixed RMB/USD exchange rate into a flexible rate under the control of the Chinese government. From August 2005 through September 2008, the value of RMB against US dollars appreciated by 15.14%, from RMB 8.1/$1 to RMB 6.8351/$1.

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

(a) The seller’s price to the buyer is substantially fixed or determinable at the date of sale.

(b) The buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product.

(c) The buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product.

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

Recent Changes in Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company believes that SFAS No. 141R should not have a material impact on the consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS No. 160 should not have a material impact on the financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities"

("SFAS No. 161"). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60" ("SFAS No. 163"). SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS No. 163 on its financial statements but does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

Also in May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years after December 15, 2008, and must be applied on a retrospective basis. Early adoption is not permitted. The Company does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

In June 2008, the FASB issued FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

Also in June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this EITF 07-5 on the financial condition and results of operations and does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

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

As required by Rule 13a-15 under the Exchange Act, our Chief Executive Officer and Interim Chief Financial Officer, Mr. Yingsheng Li, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, Mr. Li concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2008.

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

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended September 30, 2008, as described above, we have taken or are taking certain remediation measures that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-month period ended September 30, 2008, we made no unregistered sales of our equity securities.

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

DATED: November 18, 2008

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