Form 10KSB/A
period 2007-12-31
China Marketing Media Holdings, Inc.
filed 2009-02-09
CIK 1353307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 2)

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

EXPLANATORY NOTE

China Marketing Media Holdings, Inc. (the ''Company'') is filing this Amendment No. 2 on Form 10-KSB/A solely to revise certain disclosures contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, as filed with the U.S. Securities and Exchange Commission on April 18, 2008 (the "Original Filing").

All the revisions are located under "Item 8A(T). Controls and Procedures," in which the Company identified the framework that the management used to evaluate the effectiveness of the Company's internal control over financial reporting. In addition, the Company provided management's determination that the Company's internal controls over financial reporting as of December 31, 2007 were not effective.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), this Amendment No. 2 amends Item 8A(T) in its entirety and contains new certifications pursuant to Rules 13a-14 and 15d-14 under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002. No other information in the Original Filing is amended hereby. This amendment does not have any impact on our audited consolidated financial statements for the fiscal year ended December 31, 2007 or the notes thereto contained in the Original Filing. This Form 10-KSB/A continues to describe conditions as of the date of the Original Filing, and accordingly, the Company has not updated the disclosures contained herein to reflect events that occurred at a later date.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Mr. Yingsheng Li, our Chief Executive Officer and Ms. Yifang Fu, our then Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on that evaluation, Mr. Li and Ms. Fu concluded that because of the significant deficiencies in internal controls over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2007.

Internal Controls Over Financial Reporting

Management's Annual Report on Internal Control over Financial Reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company's internal control over financial reporting and include in this Annual Report on Form 10-KSB a report on management's assessment of the effectiveness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including Mr. Yingsheng Li and Ms. Yifang Fu, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management determined that our internal controls over financial reporting as of December 31, 2007 were not effective. During our assessment, management identified the significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) the absence of an Audit Committee.

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

In order to correct the foregoing significant deficiencies, we have taken or are taking the following remediation measures after December 31, 2007:

  We are in the process of arranging necessary training for our accounting department staff;

  We are in the process of engaging external professional accounting or consultancy firms to assist us in the preparation of the US GAAP accounts;

  We have committed to the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit resources before the end of our reporting period. However, we will increase our search for qualified candidates with assistance from recruiters and through referrals;

  In addition, we have allocated significant financial and human resources to strengthen the internal control structure. As part of our efforts to comply with Section 404 of the Sarbanes-Oxley Act for fiscal year 2008, we have been actively working with external consultants to assess our data collection, financial reporting, and control procedures and to strengthen our internal controls over financial reporting.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Controls over Financial Reporting.

There were no changes in our internal controls over financial reporting during the fourth quarter of fiscal year 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 13. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

2.1	Share Exchange Agreement by and among the Company, Media Challenge Holdings Limited and certain shareholders thereof, dated as of December 31, 2005 [Incorporated by reference to Exhibit 2.1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on February 14, 2006, in file number 0-51806]

2.2	Convertible Promissory Note [Incorporated by reference to Exhibit 2.2 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

3.1	Articles of Incorporation, as amended [Incorporated by reference to Exhibit 3.1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on February 14, 2006, in file number 0-51806]

3.2	Amended and Restated Bylaws [Incorporated by reference to Exhibit 3.2 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.1	Operation and Management Right Agreement, dated October 23, 2006, by and between CMO and Shenzhen Media [Incorporated by reference to Exhibit 10.1 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.2	Amendment to Operation and Management Right Agreement, dated January 8, 2004, by and between CMO and Shenzhen Media [Incorporated by reference to Exhibit 10.2 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.3	Description of Verbal Amendment to Operation and Management Right Agreement, dated January 8, 2004, by and between Sale and Marketing Publishing House and Shenzhen Media Investment Co., Ltd. [Incorporated by reference to Exhibit 10.3 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 17, 2007, in file number 0-51806]

10.4	Entrust Agreement, dated November 20, 2004, by and between Shenzhen New Media and Shenzhen Media [Incorporated by reference to Exhibit 10.3 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.5	Equity Transfer Agreement, dated October 10, 2006, by and between Zhu Yu Tong and Shenzhen New Media. [Incorporated by reference to Exhibit 10.5 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 17, 2007, in file number 0-51806]

10.6	Outsourcing Agreement, dated December 30, 2006, by and between Henan Xinhua Printing Factory and CMO. [Incorporated by reference to Exhibit 10.6 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 17, 2007, in file number 0-51806]

10.7	Outsourcing Agreement, dated December 30, 2006, by and between Henan Xinhua Printing Factory and CMO. [Incorporated by reference to Exhibit 10.6 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 17, 2007, in file number 0-51806]

10.8	Outsourcing Agreement, dated December 16, 2006, by and between Henan Ruiguang Printing Co., Ltd. and CMO. [Incorporated by reference to Exhibit 10.6 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 17, 2007, in file number 0-51806]

10.9	Employment Agreement, dated March 1, 2004, by and between Bin Li and Shenzhen New Media [Incorporated by reference to Exhibit 10.7 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.10	Employment Agreement, dated December 15, 2006, by and between Yifang Fu and China Marketing [Incorporated by reference to Exhibit 10.8 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.11	Agreement of Share Transfer, dated March 7, 2005, by and among Yingsheng Li, Xiaofeng Ding, Dongsheng Ren and Shenzhen New Media [Incorporated by reference to Exhibit 10.9 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.12	Agreement of Share Transfer, dated March 7, 2005, by and between CMO and Shenzhen New Media [Incorporated by reference to Exhibit 10.10 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.13	Distribution Agreement, dated February 8, 2006, by and between Shenzhen New Media and Guangzhou Qiankuntai Bookstore [Incorporated by reference to Exhibit 10.11 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.14	Distribution Agreement, dated April 3, 2006, by and between Shenzhen New Media and Huadao Consulting Co., Ltd. [Incorporated by reference to Exhibit 10.12 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.15	Distribution Agreement, dated February 8, 2006, by and between Shenzhen New Media and Nanjing Cultural Development Co., Ltd. [Incorporated by reference to Exhibit 10.13 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.16	Distribution Agreement, dated February 8, 2006, by and between Shenzhen New Media and Shandong Qianyan Culture Dissemination Co., Ltd. [Incorporated by reference to Exhibit 10.14 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.17	Distribution Agreement, dated February 28, 2006, by and between Shenzhen New Media and Changsha Youyou Reading Group [Incorporated by reference to Exhibit 10.15 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.18	Distribution Agreement, dated February 9, 2006, by and between Shenzhen New Media and Zhengzhou Huanghe Culture Group [Incorporated by reference to Exhibit 10.16 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.19	Distribution Agreement, dated February 8, 2006, by and between Shenzhen New Media and Hangzhou Tianyi Books Co., Ltd. [Incorporated by reference to Exhibit 10.17 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.20	Operation and Management Agreement, dated December 13, 2007, by and between Shenzhen New Media and Shanghai Longcom Telecom Co., Ltd. [Incorporated by reference to Exhibit 10.20 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 18, 2008, in file number 0-51806]

10.21	Termination Agreement, dated December 12, 2008, by and between Shenzhen New Media and Shanghai Longcom Telecom Co., Ltd. [Incorporated by reference to Exhibit 10.1 to the Current Report of the Company on Form 8-K, filed with the SEC on December 17, 2008, in file number 0-51806]

14	Code of Ethics [Incorporated by reference to Exhibit 14 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

21	List of Subsidiaries of the Registrant [Incorporated by reference to Exhibit 21 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 18, 2008, in file number 0-51806]

31*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32*	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Marketing Media Holdings, Inc.

Dated: February 9, 2009	By: /s/ Yingsheng Li

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

SIGNATURE	CAPACITY	DATE

/s/Yingsheng Li	President, Chief Executive Officer,	February 9, 2009
Yingsheng Li	Interim CFO and Chairman

/s/Bin Li	Executive Director	February 9, 2009
Bin Li

/s/Xiaofeng Ding	Director	February 9, 2009
Xiaofeng Ding

/s/Dongsheng Ren	Director	February 9, 2009
Dongsheng Ren

Exhibit No.	Description

2.1	Share Exchange Agreement by and among the Company, Media Challenge Holdings Limited and certain shareholders thereof, dated as of December 31, 2005 [Incorporated by reference to Exhibit 2.1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on February 14, 2006, in file number 0-51806]

2.2	Convertible Promissory Note [Incorporated by reference to Exhibit 2.2 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

3.1	Articles of Incorporation, as amended [Incorporated by reference to Exhibit 3.1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on February 14, 2006, in file number 0-51806]

3.2	Amended and Restated Bylaws [Incorporated by reference to Exhibit 3.2 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.1	Operation and Management Right Agreement, dated October 23, 2006, by and between CMO and Shenzhen Media [Incorporated by reference to Exhibit 10.1 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.2	Amendment to Operation and Management Right Agreement, dated January 8, 2004, by and between CMO and Shenzhen Media [Incorporated by reference to Exhibit 10.2 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.3	Description of Verbal Amendment to Operation and Management Right Agreement, dated January 8, 2004, by and between Sale and Marketing Publishing House and Shenzhen Media Investment Co., Ltd. [Incorporated by reference to Exhibit 10.3 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 17, 2007, in file number 0-51806]

10.4	Entrust Agreement, dated November 20, 2004, by and between Shenzhen New Media and Shenzhen Media [Incorporated by reference to Exhibit 10.3 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.5	Equity Transfer Agreement, dated October 10, 2006, by and between Zhu Yu Tong and Shenzhen New Media. [Incorporated by reference to Exhibit 10.5 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 17, 2007, in file number 0-51806]

10.6	Outsourcing Agreement, dated December 30, 2006, by and between Henan Xinhua Printing Factory and CMO. [Incorporated by reference to Exhibit 10.6 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 17, 2007, in file number 0-51806]

10.7	Outsourcing Agreement, dated December 30, 2006, by and between Henan Xinhua Printing Factory and CMO. [Incorporated by reference to Exhibit 10.6 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 17, 2007, in file number 0-51806]

10.8	Outsourcing Agreement, dated December 16, 2006, by and between Henan Ruiguang Printing Co., Ltd. and CMO. [Incorporated by reference to Exhibit 10.6 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 17, 2007, in file number 0-51806]

10.9	Employment Agreement, dated March 1, 2004, by and between Bin Li and Shenzhen New Media [Incorporated by reference to Exhibit 10.7 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.10	Employment Agreement, dated December 15, 2006, by and between Yifang Fu and China Marketing [Incorporated by reference to Exhibit 10.8 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.11	Agreement of Share Transfer, dated March 7, 2005, by and among Yingsheng Li, Xiaofeng Ding, Dongsheng Ren and Shenzhen New Media [Incorporated by reference to Exhibit 10.9 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.12	Agreement of Share Transfer, dated March 7, 2005, by and between CMO and Shenzhen New Media [Incorporated by reference to Exhibit 10.10 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.13	Distribution Agreement, dated February 8, 2006, by and between Shenzhen New Media and Guangzhou Qiankuntai Bookstore [Incorporated by reference to Exhibit 10.11 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.14	Distribution Agreement, dated April 3, 2006, by and between Shenzhen New Media and Huadao Consulting Co., Ltd. [Incorporated by reference to Exhibit 10.12 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.15	Distribution Agreement, dated February 8, 2006, by and between Shenzhen New Media and Nanjing Cultural Development Co., Ltd. [Incorporated by reference to Exhibit 10.13 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.16	Distribution Agreement, dated February 8, 2006, by and between Shenzhen New Media and Shandong Qianyan Culture Dissemination Co., Ltd. [Incorporated by reference to Exhibit 10.14 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.17	Distribution Agreement, dated February 28, 2006, by and between Shenzhen New Media and Changsha Youyou Reading Group [Incorporated by reference to Exhibit 10.15 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.18	Distribution Agreement, dated February 9, 2006, by and between Shenzhen New Media and Zhengzhou Huanghe Culture Group [Incorporated by reference to Exhibit 10.16 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.19	Distribution Agreement, dated February 8, 2006, by and between Shenzhen New Media and Hangzhou Tianyi Books Co., Ltd. [Incorporated by reference to Exhibit 10.17 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.20	Operation and Management Agreement, dated December 13, 2007, by and between Shenzhen New Media and Shanghai Longcom Telecom Co., Ltd. [Incorporated by reference to Exhibit 10.20 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 18, 2008, in file number 0-51806]

10.21	Termination Agreement, dated December 12, 2008, by and between Shenzhen New Media and Shanghai Longcom Telecom Co., Ltd. [Incorporated by reference to Exhibit 10.1 to the Current Report of the Company on Form 8-K, filed with the SEC on December 17, 2008, in file number 0-51806]

14	Code of Ethics [Incorporated by reference to Exhibit 14 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

21	List of Subsidiaries of the Registrant [Incorporated by reference to Exhibit 21 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 18, 2008, in file number 0-51806]

31*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32*	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith.