Form 10-K
period 2008-12-31
China Marketing Media Holdings, Inc.
filed 2009-04-15
CIK 1353307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2008

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ____________

Commission File Number: 000-51806

CHINA MARKETING MEDIA HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Texas	76-0641113
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

RMA 901
KunTai International Mansion
No. 12 Chaowai Street
Beijing, 100020, China
(Address of principal executive office and zip code)

(86)10-59251090
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐                    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐                    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒                    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☐            Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐                    No ☒

As of June 30, 2008, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the Over-the-Counter Bulletin Board) was approximately $0.72 million. Shares of the Registrant’s common stock held by each executive officer and director and each by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 14, 2009, there were 28,686,002 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

INTRODUCTORY NOTE

Except as otherwise indicated by the context, references to “we,” “us,” “our,” or “the Company” are to China Marketing Media Holdings, Inc. and its subsidiaries. References to “Media Challenge” are references to Media Challenge Holdings Limited, a British Virgin Islands company. Unless the context otherwise requires, all references to (i) “Shenzhen New Media” are to Shenzhen New Media Consulting Co., Ltd.; (ii) “Shenzhen Media” are to Shenzhen Media Investment Co., Ltd.; (iii) “BVI” are to the British Virgin Islands; (iv) “PRC” and “China” are to the People’s Republic of China; (v) “U.S. dollar,” “$” and “US$” are to United States dollars; (vi) “RMB” are to Renminbi, the legal currency of China; (vii) “Securities Act” are to the United States Securities Act of 1933, as amended; and (viii) “Exchange Act” are to the United States Securities Exchange Act of 1934, as amended. Effective January 25, 2006, we implemented a 1-for-10 reverse stock split in issued and outstanding shares of our common stock which reduced the number of our issued and outstanding shares from 47,780,000 to 4,778,000 shares. Unless otherwise indicated, all share and per share information contained herein has been adjusted to give effect to such reverse stock split.

FORWARD-LOOKING STATEMENTS

Statements contained in this annual report include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Forward-looking statements made in this Report generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “potential,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

  the recent credit crisis and turmoil in the global financial system strong competition in our industry;
  our significant reliance on the operation and management right agreement between us and CMO; and
  significant deficiency in our internal controls over our financial reporting.

Additional disclosures regarding factors that could cause our results and performance to differ from results or performance anticipated by this annual report are discussed in Item 1A. “Risk Factors.” Readers are urged to carefully review and consider the various disclosures made by us in this annual report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this annual report speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

PART I

ITEM 1.     BUSINESS

Overview

We are a holding company and we have no operations other than administrative matters and the ownership of our direct and indirect operating subsidiaries. Through our indirect Chinese subsidiaries, we are engaged in the business of selling magazines and advertising space in our magazines, providing sales and marketing consulting services and selling electronic products. All of our operations, assets, personnel, officers and directors are located in China. Currently, we publish China Marketing (Xiao Shou Yu Shi Chang) magazine in China. We publish three issues of China Marketing per month, including a sales edition, case edition and channel edition. From June 2003 through December 2006, we published one issue of China Business & Trade magazine per month, which was the training edition.

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

To increase our revenue stream, our management began exploring the feasibility of engaging in new business lines in July 2007. Management considered the potential costs and benefits of launching another magazine or acquiring other publishing or advertising assets and determined that such actions require capital outlays that are greater than the company can currently afford and would take several months or years to implement. As a result, management investigated other business types to increase our revenues with lower capital expenditures and shorter ramp up times. During the search for new business opportunities, management noted that credit cards are the fastest-growing consumer credit product in China, and it is widely expected in China that card usage and profitability will experience explosive growth over the next decade. According to Shanghai Daily (June 25, 2008), China had more than 104.73 million credit cards in circulation at the end of March of 2008, up 92.9 percent since a year ago. While cash is still the main form of payment in China, the use of credit cards is becoming a popular alternative to carrying banknotes. As a result of, or possible contributing to the increasing popularity of credit cards, many consumers in China are choosing to shop online and pay with credit cards. Consumers in China are realizing that online shopping allows consumers to browse through many items and categories without leaving their homes, to compare prices of multiple suppliers or stores, and to arrange for convenient shipping of products by the supplier. Our management decided that the company should enter into the online sales and marketing business to take advantage of this marketplace trend. The management believes that engaging in online business is beneficial and suitable for small business like us as it requires significantly lower capital outlay compared with traditional business approaches. In July 2008, we began our new business of online marketing and sales of electronic products by entering into various cooperation arrangements with Chinese banks. These banks' existing consumer communication channel allows us to spend a limited amount of money as the startup cost for advertisement. We have been able to market and sell our products by sending marketing brochures with the banks' monthly statements to their credit card customers and receive payments through the banks' already developed online payment mechanism.

We do not maintain a corporate website, but we utilize the following URL www.cmmo.com.cn for the sale and promotion of the magazines we publish.

History and Corporate Structure

We were originally organized under the laws of the State of Texas on October 29, 1999 under the name Brazos Strategies, Inc. We changed our name to Infolife, Inc. on July 16, 2003 and finally to China Marketing Media Holdings, Inc. on February 7, 2006. When we operated under the name Brazos Strategies, Inc., we were an Internet service provider. Thereafter, when we changed our name to Infolife, Inc. we continued our business as an Internet service provider in Tomball, Texas. This business was later sold back to the original shareholders of Infolife, Inc.

On December 31, 2005, we entered into a share exchange agreement with Media Challenge, a BVI corporation, and the shareholders of Media Challenge. Pursuant to the share exchange agreement we acquired 121,000 shares of Media Challenge, constituting all of the issued and outstanding capital stock of Media Challenge, in exchange for convertible promissory notes in the principal amount of $441,600. These convertible promissory notes were convertible into 22,808,000 shares of our common stock, but only after the completion of a 1-for-10 reverse split of our common stock that we became obligated to effect pursuant to the share exchange agreement. Thereafter, on January 25, 2006, we completed a 1-for-10 reverse split of our common stock as contemplated by the share exchange agreement. At that time, the convertible note issued to Media Challenge also converted into 22,808,000 shares of our common stock and the former shareholders of Media Challenge, Yingsheng Li, Xiaofeng Ding, and Dongsheng Ren became our controlling stockholders. Collectively, they became the owners of about 82% of our outstanding common stock. Media Challenge thereby became our wholly-owned subsidiary and the former shareholders of Media Challenge became our controlling stockholders. Immediately prior to the stock split, we had 47,780,000 shares of common stock outstanding, and immediately following the stock split and the issuance of our common stock pursuant to the share exchange agreement, there were 27,586,002 shares of common stock outstanding.

The following chart reflects our organizational structure as of the date of this report.

---------------------------------------------------------
(1) Beijing Media Management Consultation Company was incorporated in China in October 2004 to carry on consultation, professional training and provide relevant sales and marketing services to business enterprises in China.

(2) Shenzhen Keungxi Technology Company Ltd., or SKTC, was incorporated in China in October 2005. Its business scope includes, among others, sales and development of computer software, computers, and communication systems. It also provides information system consulting services.

(3) Sale and Marketing Publishing House, or CMO, is the owner of the “China Marketing” magazine. It is currently responsible for providing and editing the contents of the magazine.

(4) Beijing Orient Converge Human Resources Management Center Co. Ltd., or Beijing Orient, was incorporated in China in November 2007. It is engaged in the business of vocational training, employment recommendation and services. It also conducts sales and marketing professional training. On August 2, 2008, Shenzhen Media sold 42% of its ownership of Beijing Orient to Shanghai Cheng Mei Biotechnology Co., Ltd. for a consideration of RMB987,461 (approximately $141,089). As a result, Shenzhen New Media Advertising Company Ltd currently owns 10% of Beijing Orient.

(5) Shanghai Zhiduo Network Technology Company Limited, or Shanghai Zhiduo, was incorporated in China on July 18, 2008. Shenzhen New Media owns 51% of Shanghai Zhiduo, which is engaged in the business of management consulting services and brand name consulting services.

Our Products

China Marketing was first published by CMO in April 1994 as a monthly magazine. Thereafter, in September 2001, CMO began publishing two issues of this magazine per month. In May 2004, after the establishment of the operation and management rights agreement, we started to publish three issues of this magazine per month. In June 2003, the first issue of China Business & Trade was published. In January 2007, we decided to stop publishing China Business & Trade by combining the content of China Business & Trade into the Case edition of China Marketing.

The dimension of China Marketing is 210mm x 285mm. The magazine is published in color. We use double-side offset paper within the magazine and 157g double-side halftone paper for the covers of Sales edition and Channel edition of the magazine and 200g double-side halftone paper for the covers of Case edition. All editions of the magazine are published in Chinese and circulated within the greater China area, which includes mainland China and Hong Kong.

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

The physical printing, assembling and production of our magazines have been outsourced to independent third party printers. The printers are responsible for typesetting the articles, proof reading, plate-making, paper supplying, binding and packaging. Specifically, the printing works of the publication of Sales edition and Case edition were contracted to Henan Xinhua Printing Factory. The printing works of the publication of Channel edition were contracted to Henan Ruiguang Printing Co., Ltd.

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

Advertising Consulting Services

We also provide advertising consulting services to our customers through our subsidiary, Shenzhen Caina Brand Consultant Company. The services that we currently offer mainly focus on assisting our customers on the promotion of brand awareness.

Online Sales of Electronic Products

In July 2008, we began our new business of online marketing and sales of electronic products. These products currently consist of notebook computer hardware. We procure all of the notebook computers that we sell from the sales agents of ASUSTek Computer Inc (华硕电脑) and resell them to consumers in China through our subsidiary Shenzhen Media. The two largest suppliers of our goods are Shanghai Hua Jie United Information Co. Ltd. and Digital China Holding Limited Beijing Office.

We currently sell our computer products through our website www.ipinipin.com, on which we offer a complete line of our computer hardware products to our consumers 24 hours a day, seven days a week. In order to attract customers, we have entered into various cooperation arrangements with Chinese banks, including Bank of China, China Construction Bank, Hua Xia Bank and China Minsheng Bank, through which we are able to market our products by sending marketing brochures with the banks’ monthly statements to credit card customers. Our brochures include information about our computer hardware products as well as purchase methods. The banks’ credit card customers can either purchase our products directly by visiting our online sales website or call the purchase hotline provided in the brochures; however, they must use their credit cards issued by the banks with which we have a cooperation arrangement.

Our Distribution Channels of Our Magazines

Currently, the distribution network of our magazines consists of over sixty distribution agencies and 30,000 shops covering over 300 cities throughout China. We plan to develop a more comprehensive distribution network for our magazines that we hope will eventually reach all major cities in China.

There are three main distribution channels for our magazines in China:

(1)	postal subscription based distribution;

(2)	direct order distribution; and

(3)	agency based distribution.

Our first distribution channel, postal subscription based distribution, involves the distribution of our magazines by Chinese post offices. Unlike the United States, subscribers of our magazines and other magazines published in China, can request a subscription directly from the post offices in China who arrange delivery of the magazines to the address requested by the subscriber. Direct order based distribution involves a direct request from a subscriber to us for a single issue or multiple issues of our magazines that do not involve an ongoing subscription. Upon receipt of this request, we deliver the ordered issues to the address requested by the subscriber. Finally, agency based distribution, involves the delivery by us of our magazines to distribution agents who then distribute the magazines to retail sales agents who sell the magazines from various locations throughout China.

As of December 31, 2008, the annual circulation of our magazines during the 2008 fiscal year, was 2,728,263 units, among which, approximately 49.5% of sales were made through retail agents such as newsstands, airports, subways and bookstores throughout China. These retail agents obtained our magazines from our distribution agents who operate throughout China. The remaining 50.5% of our sales were through postal subscriptions (37.3%) and direct orders (13.2%) . As of December 31, 2007, the annual circulation of our magazines during the 2007 fiscal year, was 3,557,139 units, among which, approximately 63% of sales were made through retail agents such as newsstands, airports, subways and bookstores throughout China. The remaining 37% of our sales were through postal subscriptions 32% and direct orders 5%.

The following table lists the annual circulation of our magazines during the fiscal year ended December 31, 2008:

	China Marketing	China Marketing	China Marketing
	(Sales edition)	(Case edition)	(Channel edition)	Total
Distribution agents	502,934	345,065	501,200	1,349,199
Subscriptions through post offices	337,965	339,613	341,238	1,018,816
Direct subscriptions	95,517	196,277	68,454	360,248
Total	936,416	880,955	910,892	2,728,263

The following table lists our principal distribution agents and their distribution areas:

Names of Distribution Agents	Distribution Area
Guangzhou Qiankuntai Bookstore	Guangzhou
Huadao Consulting Co., Ltd.	China
Nanjing Cultural Development Co., Ltd.	Nanjing
Shandong Qianyan Culture Dissemination Co., Ltd	Shangdong Province
Zhengzhou Huanghe Culture Group	Henan Province
Changsha Youyou Reading Group	Hunan Province
Hangzhou Tianyi Books Co., Ltd	Hangzhou

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

Prices of Our Products

The fixed retail price of the Sales edition and the Channel edition of China Marketing is RMB 7.5 per issue (approximately $1.12) and the fixed retail price of the Case edition of China Marketing is RMB 10 per issue (approximately $1.45) . Subscribers who subscribe to our magazines directly pay this same fixed retail price per issue on an issue by issue basis.

The subscription price paid for all editions of China Marketing by those subscribers who subscribe through post offices in China is RMB 7.5 per issue (approximately $1.12) . Subscribers who subscribe through post offices in China are charged through an annual payment arrangement where they pay for the annual subscription fees at the beginning of each year based upon the number of issues that will be published during the year.

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

Our local competition consists of three sub-titles, namely New Selling, Successful Selling, and Contemporary Selling. We compete with our competitors based upon the price of our magazines, the quality of the articles and information that we publish, and the design features of our magazines. We believe that prices of our magazines are lower than the prices of our international competitors such as Business Week, Harvard Business Review, Forbes and

Fortune and our local competitors, such as New Selling, Successful Selling and Contemporary Selling. We also believe that the quality and design features of our magazines are superior to the quality and design features of New Selling, Successful Selling and Contemporary Selling but not as good as our international competitors.

Our Intellectual Property

We believe that our business is dependent in part on our ability to establish and maintain the copyright of the content and titles of our magazines.

Our magazines have been registered with the General Administration of Press & Publication of China and CMO has obtained the national publishing code CN41-1210/F for China Marketing. In addition, CMO has obtained international standard code for China Marketing, which is ISSN1005-3530. These codes, respectively, are printed on the last page of each publication.

We have registered our magazine’s title “China Marketing” as trademark with the Trademark Office of the State Administration for Industry and Commerce of China. We use our trademark for the sales and marketing of our magazines.

We have registered our www.cmmo.com.cn Internet domain name. The articles and other contents of our magazines are protected by copyright laws of China.

Our Research and Development Initiatives

We do not currently undertake any research and development activities and have not spent any money on research and development activities during our last two fiscal years.

Our Employees

We currently have 123 full-time employees and we do not expect any significant changes in the number of our employees during the next 12 months.

The following table illustrates the allocation of these employees among the various job functions conducted at our company.

Department	Number of Employees
Management	7
Accounting Department	6
Administration	10
Brand Name Consulting	18
Customer Service	18
Design Department	22
Research Department	3
Sales Department	6
Issuing Department	10
Commercial Advertisement Department	2
Website Technology Department	5
Training Department	6
Partnership Advertisement Department	6
Video Center	4
Total	123

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

Our employees in China participate in a state pension scheme organized by Chinese municipal and provincial governments. Currently, each month, we are required to contribute to the scheme with approximately $55.58 for each of our employees and approximately $61.5 for each of our executive officers and directors. The compensation expenses related to this scheme were approximately $129,441 and $126,414 for the fiscal years 2008 and 2007, respectively.

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

Regulations Regarding Foreign Investment in the Chinese Media Sector

On July 6, 2005, the Chinese government promulgated Certain Opinions on the Introduction of Foreign Investment in Cultural Fields, which provide an overall framework with respect to foreign investments in Chinese media and other cultural sectors. This document specifies the areas in which foreign investments are permitted or prohibited in accordance with China’s commitments regarding its entry into the World Trade Organization or WTO. Under the document, foreign investment in the media sector is permitted in the areas of printing of packaging and decorating materials, redistributing books, newspapers, periodicals, producing of recordable disks, duplication of read only disks, and engaging in works of art and the construction and operation of performance sites, cinema, event brokerage agencies and movie technology. In addition, pursuant to the Administrative Measures on Foreign-Invested Enterprises in Redistribution of Books, Newspapers and Periodicals issued by the General Administration of Press and Publication and the Ministry of Commerce, effective May 2003, foreign investors are permitted to establish wholly-foreign-owned redistribution companies that redistribute and sell, on the wholesale or retail level, books, newspapers or periodicals that have already been published by a licensed content-oriented company in China.

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

ITEM 1A.     RISK FACTORS

You should carefully consider the risks described below, together with all of the other information included in this report. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline. You should also refer to the other information about us contained in this report, including our financial statements and related notes.

RISKS RELATING TO OUR BUSINESS

The recent financial crisis could negatively affect our business, results of operations, and financial condition.

The recent credit crisis and turmoil in the global financial system may have an impact on our business and our financial condition, and we may face challenges if conditions in the financial markets do not improve. Our ability to access the capital markets may be restricted at a time when we would like, or need, to raise capital, which could have an impact on our flexibility to react to changing economic and business conditions. In addition, these economic conditions also impact levels of consumer spending, which have recently deteriorated significantly and may remain depressed for the foreseeable future. Consumer purchases of discretionary items, including our magazines and electronic products, generally decline during recessionary periods and other periods where disposable income is adversely affected. In addition, a substantial portion of our revenues is derived from the sale of advertising space. In a down economy, advertising budgets are usually the first budgets to be cut. Also, even slight downturns in the economy may cause our advertising customers to advertise less or negotiate lower rates with us. If demand for our products fluctuates as a result of economic conditions or otherwise, our revenue and gross margin could be harmed.

Government regulation of currency conversion and the fluctuation of RMB may materially and adversely affect our operations and financial results.

We receive substantially all of our revenues in RMB, which currently is not a freely convertible currency. We will have to convert a portion of these revenues into other currencies in order to make payments to those of our service providers and others who do not transact business in RMB. Under the PRC’s existing foreign exchange regulations, we will be able to make payments to parties that do not transact business in RMB without prior approval from the State Administration on Foreign Exchange, or SAFE, by complying with various procedural requirements. The Chinese government, however, may, at its discretion, restrict access in the future to foreign currencies for current account transactions. If this were to occur, we may not be able to pay service providers or others whom we work with that transact business in currencies other than RMB. The value of RMB against the US dollar and other currencies fluctuates and is affected by, among other things, changes in China’s political and economic conditions. Since 1994, the conversion of RMB into foreign currencies, including US dollars, has been based on rates set by the People’s Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. Any devaluation of RMB, however, may materially and adversely affect the value of our assets and our financial results, since we will receive substantially all of our revenues, and express our profits, in RMB.

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

Our success is dependent on our ability to modify our magazines and develop new media products to address current trends in our industry. The development of new products is costly and time consuming with no guarantee that the new product will generate our intended results.

Our success depends, in large part, on our ability to monitor the sales and marketing community in China and market trends, and to adapt our magazines and any new media products that we develop to the evolving information needs of existing and emerging target audiences. Our future success will depend in part on our ability to continue offering new publications and services that successfully gain market acceptance by addressing the needs of specific audience groups within our target markets. The process of internally researching and developing, launching, gaining acceptance and establishing profitability for a new publication or service, is inherently risky and costly with no guarantee of success. New publications typically require several years and significant investment to achieve profitability. We cannot guarantee that our efforts to introduce new, or assimilate acquired, publications or services will be successful or profitable. Costs related to the development of new publications are expensed as incurred and, accordingly, our profitability from year to year may be adversely affected by the number and timing of new product launches.

We are currently significantly dependent on an operation and management right agreement between us and CMO and our failure to extend this agreement may have a material negative effect on our results of operations, financial condition and cash flow.

We obtained our rights to market the magazines and sell the magazines and advertising space, pursuant to an operation and management right agreement that runs through October 31, 2013. Therefore, our relationship with CMO is critically important to us. Our failure to extend the contractual relationship with CMO on commercially reasonable terms may make it difficult for us to continue to operate our business unless and until we find a comparable replacement publishing house. It would be very difficult for us to find a comparable replacement publishing house and we are not at all certain that we would be able to do so.

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

Investor confidence and the market price of our shares may be adversely impacted if we are unable to correct significant deficiencies in our internal controls over our financial reporting identified by our management.

During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, management identified significant deficiencies related to our U.S. GAAP expertise, internal audit functions and the absence of Audit Committee, as of that date. The current staff in the accounting department of the subsidiaries is relatively new to U.S. GAAP and internal control procedures and needs substantial additional training so as to meet with the higher demands of being a U.S. public company. The significant deficiency in internal audit function is also due to the Company’s lack of sufficient qualified resources to perform internal audit functions. We have taken steps to address these deficiencies; however, if any of these deficiencies remains, then our financial condition could be adversely affected.

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

China only recently has permitted provincial and local economic autonomy and private economic activities. The Chinese government has exercised, and continues to exercise, substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

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

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of April 13, 2009, the closing price for our common stock was $0.02 per share and therefore, it is designated a “penny stock.” As a “penny stock”, our common stock may become subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule”. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

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

Our three major stockholders, Yingsheng Li, Xiaofeng Ding, and Dongsheng Ren, own approximately 80% of our outstanding voting securities. They own 34.71%, 23.52% and 21.28% of our outstanding common stock, respectively. As a result, they possess significant influence, giving them the ability, among other things, to elect a majority of our Board of Directors and to authorize or prevent proposed significant corporate transactions. Their ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer. Other stockholders may believe that these future decisions made by these three major stockholders are not in their best interests.

ITEM 2.    PROPERTIES

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

We believe that all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

ITEM 3.     LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Our Common Stock

Our common stock is quoted on the pink sheets under the symbol CMKM. The CUSIP number is 169411105. Prior to February 10, 2006, our stock symbol was IFLF. Trading in our common stock has been limited and sporadic.

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Bid Prices(1)
	High	Low

Year Ended December 31, 2008
First Quarter	$0.28	$0.10
Second Quarter	$0.15	$0.01
Third Quarter	$0.15	$0.15
Fourth Quarter	$0.15	$0.01

Year Ended December 31, 2007
First Quarter	$0.25	$0.20
Second Quarter	$0.25	$0.20
Third Quarter	$2.00	$0.25
Fourth Quarter	$0.32	$0.20

________________________

(1) The above tables set forth the range of high and low closing prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of April 13, 2009, there were approximately 30 stockholders of record of our common stock.

Dividends

In January 2006, our three directors, Yingsheng Li, Xiaofeng Ding and Dongsheng Ren authorized the payment to themselves in the aggregate amount of $972,754; the payments were originally characterized as a dividend. Of the total $972,754 declared, $672,592 was paid during 2006. In July 2007, when the directors realized that the amounts paid were not properly characterized, the board cancelled the remaining payments and recharacterized the 2006 payments as compensation paid in 2006 for services as directors.

Any future decisions regarding dividends will be made by the board of directors of the company. The Company currently intends to retain and use any future earnings for the development and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Recent Sales of Unregistered Securities

On November 5, 2008, we entered into consulting agreements, or Consulting Agreements, with several people, or the Consultants. Each of the Consultants has been engaged to provide consulting services to the Company including, but not limited to, services regarding the Company’s business operations, compliance with SEC regulations, and identification and negotiation with potential investors. Pursuant to the Consulting Agreements, we issued an aggregate of 1,100,000 shares to the Consultants and their designees in consideration for the services that they agreed to provide to us. The foregoing securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering.

ITEM 6.     SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The following analysis discusses changes in the financial condition and results of operations for the periods covered and should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this document.

General

We generate revenues through sales of our magazines, sales of advertising space in our magazines, providing sales and marketing consulting services and online sales of electronic products. During the fiscal year ended December 31, 2008, we generated $1,648,650 in revenues from the sale of our magazines, $5,098,769 in revenues from the sale of advertising space in these magazines, $4,273,208 in revenues from providing consulting services and $2,059,579 in revenues from online sales of electronic products. During the fiscal year ended December 31, 2007, we generated $1,388,547 in revenues from the sale of our magazines, $6,047,678 in revenues from the sale of advertising space in these magazines and $2,299,616 in revenues from providing consulting services.

On October 10, 2006, our wholly-owned subsidiary Shenzhen New Media entered into an equity transfer agreement or Equity Transfer Agreement with Yutong Zhu, the sole owner of Shenzhen Caina Brand Consultant Company or Shenzhen Caina, pursuant to which Shenzhen New Media agreed to purchase 100% ownership of Shenzhen Caina from Mr. Zhu. Incorporated in the PRC, Shenzhen Caina engages in the business of advertisement design, brand, sales and marketing consulting and other related services.

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

On December 13, 2007, Shenzhen New Media entered into an operation and management agreement, or the Shanghai Longcom Agreement, with Shanghai Longcom Telecom Co., Ltd., or Shanghai Longcom, a company incorporated in the PRC, pursuant to which from March 2008 to March 2009, Shenzhen New Media has exclusive rights to operate and manage the business of Shanghai Longcom. Shenzhen New Media paid RMB 40,000,000 (approximately $5.48 million) to Shanghai Longcom as a deposit in exchange for such operation and management rights over the business of Shanghai Longcom. Under the Shanghai Longcom Agreement, Shenzhen New Media is also expected to acquire 100% equity interests in Shanghai Longcom by the end of 2009. Both parties agreed that the purchase price of acquisition shall be adjusted based on the actual operating results of Shanghai Longcom. Shanghai Longcom is engaged in the business of online direct marketing, distribution, B2C e-commerce, IT retail and 3 C retail sales model by cooperating with mainstream products OEM/ODM manufacturers. A copy of the Shanghai Longcom Agreement has been filed as Exhibit 10.20 to our annual report on Form 10-KSB on April 18, 2008.

In July 2008, we began our new business of online marketing and sales of electronic products. This new business generated $2,059,579 in revenue in 2008, which constitutes 15.75% of total revenues that we generated in 2008. Because we just launched this new business recently, we are still in the stage of investigating the market and evaluating potential opportunities to increase our revenues from this business line. However, we intend to sell more types of products online and expect that our online marketing and sales in China will generate a significant part of annual revenues of the Company over the next five years.

Industry Wide Factors that are Relevant to Our Business

We believe that the media and advertising industry in China is one of the fastest growing in the world and presents numerous opportunities for consolidation and growth. According to the press release issued by ZenithOptimedia on ZenithOptimedia’s April 2006 Advertising Expenditure Forecasts, advertising spending in China is expected to increase by $6.44 billion from 2005 to 2008 with a growth rate of 66% over the three-year forecast period. In 2008, China would become the 5th largest advertisement market in the world while it was the 7th largest advertisement market in the world in 2005. In addition, we believe China’s hosting of the Olympic Games in Beijing in 2008 and the International World Exposition in Shanghai in 2010 have and will benefit its advertising industry. In light of China’s growing number of consumers with rising income and increasing consumer spending, we believe that the media and advertising industry in China represents an attractive area where we could generate more revenues in the future.

With respect to the business of online sale, accompanying the rapid development of Internet in China, more and more Chinese begin to favor online shopping for its convenience, quick delivery and less cost. According to a survey conducted by MasterCard in 2008, “Online Shopping in Asia-Pacific – Patterns, Trends and Future Growth,” China will replace Japan as the largest online shopping market in the Asia-Pacific region in 2010, with 480 million online shoppers spending $1.4 trillion. An increase in income level and a rapidly growing population of upper-middle class will positively boost the online shopping markets in China. By 2010, China’s online shopping population is projected to increase to 480 million and contribute to 58.6 percent of the total online shopping population in the region compared to 49.9 percent that it does currently. Therefore, we believe that the business of online sale is an important new business line that we should engage in to increase our revenue stream.

Results of Operations

Fiscal Year Ended December 31, 2008 Compared with Fiscal Year Ended December 31, 2007

The following table summarizes the results of our operations during the fiscal years ended December 31, 2008 and 2007. It provides information regarding the dollar and percentage increase or (decrease) from 2007 fiscal year to 2008 fiscal year:

	Year Ended December 31,
Item	2008	2007	Increase	% Increase
			(Decrease)	(% Decrease)
Revenue	$13,080,206	$9,735,841	$3,344,365	34.4%
Cost of Sales	$5,145,952	$3,331,653	$1,814,299	54.5%
Gross Profit	$7,934,254	$6,404,188	$1,530,066	23.9%
Operating Expenses	$5,970,141	$3,400,696	$2,569,445	75.6%
Other Income (Expense)	$80,377	$13,426	$66,951	498.7%
Provision for Taxes	$451,027	$35,896	$415,131	1156.5%
Net income from Continuing Operations	$1,630,402	$3,027,976	($1,397,574)	(46.2%	)

Revenue

Our revenues in fiscal year 2008 amounted to $13,080,206, which is approximately $3.3 million or 34.4% more than that of fiscal year 2007, when we had revenues of $9,735,841. Compared to 2007, our revenues attributable to sales of magazines increased by $260,103 in 2008, advertising revenues in 2008 decreased by $948,909 as compared to 2007, consulting services revenue in 2008 increased by $1,973,592 in 2008 and revenue attributable to selling electronic products online increased by $2,059,579 compared to 2007. The increase in revenues during 2008 is mainly due to an expansion of our consulting service and our new business of online sale of electronic products, which began in July 2008.

Components of Revenues

The following table shows the different components comprising our total revenues during each of the past two fiscal years.

Revenue Category	2008	2007	Increase	% Increase
			(Decrease)	(% Decrease)
Magazine Sales	$1,648,650	$1,388,547	$260,103	18.7%
Advertising Sales	$5,098,769	$6,047,678	($948,909)	(15.7%	)
Consulting Services	$4,273,208	$2,299,616	$1,973,592	85.8%
Electronic Products	$2,059,579	0	$2,059,579	100%
Total	$13,080,206	$9,735,841	$3,344,365	34.4%

Cost of Sales

Our cost of sales in fiscal years 2008 and 2007 was $5,145,952 and $3,331,653, respectively, which accounts for approximately 39.3% and 34.2%, respectively, as a percentage of total revenues. The dollar amount of the cost of sales increased with the growth of annual sales. Cost of sales as a percentage of annual revenues increased by about 5.1% in 2008 as compared with 2007, which is mainly attributable to the change of product mix, where lower margin products such as electronic products accounted for a higher percentage of our revenues.

Expenses

Our expenses consist of payroll and other general and administrative expense. Payroll expense was $2,328,513 in the 2008 fiscal year compared to $1,423,251 in the 2007 fiscal year. The increase in payroll expense is mainly due to more employees hired for the commencement of new business of selling electronic products and the expansion of operations of our subsidiary, Shanghai Zhiduo Network Technology Company Limited.

Our other general and administrative expenses were $2,693,377 (20.6% of total sales) and $1,402,289 (14.4% of total sales) in fiscal years 2008 and 2007, respectively. The increase of other general and administrative expenses is mainly due to the increase of other general and administrative expenses of our subsidiary, Shenzhen Caina Brand Consultant Company, which had a full year operation as our subsidiary in year 2008 compared to only nine months in year 2007. In addition, start up cost of the new business of online sales of electronic products and the expansion of operations of Shanghai Zhiduo Network Technology Company Limited also contributed to the increase of other general and administrative expenses in year 2008.

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

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to a EIT of 25.0% on its global income. The Implementing Rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that the Company should be classified as a resident enterprise, then the organization’s global income will be subject to PRC income tax of 25.0% .

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

We incurred income taxes of $451,207 and $35,896 in 2008 and 2007, respectively or an increase of 1,156.5% . We paid more tax in 2008 because the increase of revenue generated from our consulting services and online sales of electronic products.

Net income from continuing operations (profit after taxes)

We earned net income of $1,630,402 in fiscal year 2008. This is a decrease of $1,397,574, or approximately 46.2% from fiscal year 2007 net income of $3,027,976. The decrease in our 2008 net income was mainly due to the increase of cost of sales and operating expenses in 2008.

Liquidity and Capital Resources

As of December 31, 2008, we had cash and cash equivalents of $2,161,227. We had no bank loans during the period. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Fiscal Years Ended
	December 31,
	2008	2007
Net cash provided by operating activities	$1,598,233	$4,153,233
Net cash (used in) investing activities	(348,024)	(4,865,375)
Net cash provided by (used in) financing activities	(758,712)	(3,278,699)
Net cash inflow / Outflow	612,625	(3,579,238)

Operating Activities:

Net cash provided by operating activities was approximately $1.60 million in fiscal year ended December 31, 2008, which is a decrease of approximately $2.55 million from approximately $4.15 million net cash provided by operating activities in fiscal year ended December 31, 2007. Such decrease of net cash provided by operating activities was primarily attributable to less net income generated from continuing operations in year 2008.

Investing Activities:

Our main uses of cash for investing activities are payments relating to the acquisition of property, plant and equipment.

Net cash used in investing activities was approximately $0.35 million in fiscal year 2008, a decrease of approximately $4.52 million from approximately $4.87 million net cash used in investing activities in fiscal year 2007. Such decrease of net cash used in investing activities was primarily attributable to about $5.35 million more used in deposit from investment in subsidiary in year 2007 compared with 2008.

Financing Activities

Net cash used in financing activities for the fiscal year ended December 31, 2008 was approximately $0.76 million as compared to approximately $3.28 million used in financing activities in fiscal year 2007. The decrease of the net cash used in financing activities was mainly attributable to about $3.1 million more used in repayment to affiliate in 2007.

We believe that our current cash on hand and continuing revenue from operations is sufficient to maintain operations at current levels for at least the next twelve months. However, in order to expand operations, management believes that it will be necessary for us to raise additional capital either through the sale of equity securities or through a long-term debt financing. Full implementation of the current expansion plans will include an acquisition of other magazines and/or advertising businesses that requires approximately $10 million of additional capital. We can provide no assurances that we will be able to obtain additional capital on terms favorable to the Company, if at all.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Inflation

Our results of operations have not been affected by inflation and management does not expect that inflation risk would cause a material impact on its operations in the future.

Seasonality

Our results of operations are not materially affected by seasonality and we do not expect seasonality to cause any material impact on our operations in the future.

Currency Fluctuations

Our operating subsidiaries are located in China. All expenses of the subsidiary and revenue received from customers are incurred in China denominated in RMB as the functional currency. Based on Chinese government regulation, all foreign currencies under the category of current accounts are allowed to be freely exchanged with hard currencies. During the past years of operation through July of 2005, there were no significant changes in exchange rates. On July 21, 2005, the Chinese government changed its foreign currency exchange policy from a fixed RMB/USD exchange rate into a flexible rate under the control of the Chinese government. From August 2005 through December 2008, the value of RMB against US dollars appreciated by 6.5%, from RMB 8.1/ $1 to RMB 8.63/ $1.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement where the FASB has previously determined that under those pronouncements fair value is the appropriate measurement. This statement does not require any new fair value measurements but may require companies to change current practice. This statement is effective for those fiscal years beginning after November 15, 2007 and to the interim periods within those fiscal years. The Company believes that SFAS No. 157 should not have a material impact on the financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company believes that SFAS No. 159 should not have a material impact on the consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. The Company is still assessing the impact of this pronouncement.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP No.142-3) that amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP No. 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141(R). FSP No. 142-3 also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is applied prospectively. The Company does not expect the adoption of FSP No.142-3 to have a material impact on its consolidated results of operations or financial condition.

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

In June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this EITF 07-5 on the financial condition and results of operations.

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1” and “FIN 45-4”). FSP FAS 133-1 and FIN 45-4 amends disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies the disclosure requirements of SFAS No. 161 and is effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. The adoption of FSP FAS 133-1 and FIN 45-4 did not have a material impact on the Company’s current financial position, results of operation or cash flows.

In October 2008, the FASB issued Staff Position (“FSP”) No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP FAS 157-3.”) FSP FAS 157-3 clarifies the application of SFAS No. 157 in an inactive market. It illustrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP FAS 157-3 did not have a material impact on the Company’s current financial position, results of operations or cash flows.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The full text of our audited consolidated financial statements as of December 31, 2008 and 2007 begins on page F-1 of this annual report.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).     CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and interim chief financial officer, Mr. Yingsheng Li, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Mr. Li concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2008.

(b) Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our chief executive officer and chief financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our management determined that our internal controls over financial reporting as of December 31, 2008 were not effective. During our assessment, management identified the significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) the absence of an Audit Committee.

Because our current accounting department is relatively new to U.S. GAAP and the related internal control procedures required of U.S. public companies, our management has determined that they require additional training and assistance in U.S. GAAP matters. Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions. Finally, management determined that the lack of an Audit Committee of the board of directors of the Company also contributes to insufficient oversight of our accounting and audit functions.

In order to correct the foregoing significant deficiencies, we have taken or are taking the following remediation measures:

  We are in the process of arranging necessary training for our accounting department staff;
  We are in the process of engaging external professional accounting or consultancy firms to assist us in the preparation of the US GAAP accounts;
  We have committed to the establishment of effective internal audit functions; however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit resources before the end of our reporting period. However, we will increase our search for qualified candidates with assistance from recruiters and through referrals;
  In addition, we have allocated significant financial and human resources to strengthen the internal control structure. As part of our efforts to comply with Section 404 of the Sarbanes-Oxley Act for fiscal year 2009, we have been actively working with external consultants to assess our data collection, financial reporting, and control procedures and to strengthen our internal controls over financial reporting.
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

(c) Changes in internal control over financial reporting

As described above, during the fourth quarter of the fiscal year ended December 31, 2008, we have taken certain remediation measures that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

The information pertaining to our issuance of shares of our common stock to certain Consultants in Item 5 is incorporated herein by reference in its entirety. The description of the Consulting Agreements in this report does not purport to be complete and is qualified in its entirety by reference to the full text of the Consulting Agreements filed as Exhibits 10.22 to 10.24 hereto and incorporated herein by reference.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the name, age and position of each of our current executive officers and directors:

Name	Age	Position
Yingsheng Li	49	President, Chief Executive Officer, Interim
Bin Li	45	Chief Financial Officer and Chairman Executive Director
Xiaofeng Ding	38	Director
Dongsheng	35	Director

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

There are no agreements or understandings for any of our executive officers or director to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Directors are elected until their successors are duly elected and qualified.

Board Composition and Committees

The board of directors is currently composed of four members, Yingsheng Li, Xiaofeng Ding, Dongsheng Ren and Bin Li. All board action requires the approval of a majority of the directors in attendance at a meeting at which a quorum is present.

We currently do not have standing audit, nominating or compensation committees. Currently, our entire board of directors is responsible for the functions that would otherwise be handled by these committees. We intend, however, to establish an audit committee and a compensation committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. The compensation committee will be primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers.

Our board of directors has not made a determination as to whether any member of our board is an audit committee financial expert. Upon the establishment of an audit committee, the board will determine whether any of the directors qualify as an audit committee financial expert.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC and written representations of our directors and executive officers, we believe that all persons subject to reporting filed the required reports on time in the 2008 fiscal year.

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

ITEM 11.     EXECUTIVE COMPENSATION

Summary Compensation Table – 2007 and 2008

The following summary compensation table sets forth the aggregate compensation we paid or accrued to Yingsheng Li, our Chief Executive Officer and Chairman for services rendered in all capacities during the fiscal years 2007 and 2008. No other executive officers received total compensation in excess of $100,000 in either year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)(1)
Yingsheng Li, CEO and Chairman	2007	19,050	12,818	31,868
	2008	21,029	14,705	35,734

(1) Mr. Yingsheng Li’s compensation was paid by the Company in RMB. The dollar amounts in the above table were calculated on the base that $1= RMB 7.2 and $1= RMB 6.8 for years 2007 and 2008, respectively.

Employment Agreements

We have not entered into a written or unwritten employment agreement with Mr. Yingsheng Li, our named executive officer, nor is he entitled to receive any payments upon termination of employment with or without cause, change in control, or upon termination following a change in control.

We entered into an employment agreement with our Executive Director, Bin Li, on March 1, 2004. This agreement was renewed on March 1, 2008 for a one-year term ending March 1, 2009. We expect that this agreement will be automatically renewed for an additional year by the parties upon its expiration. Under the terms of the agreement, as renewed, we are obligated to pay Mr. Li a monthly salary of RMB 12,000 (approximately $1,750).

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives, during the fiscal year ended December 31, 2008.

Director Compensation

The following table provides information on the compensation paid by us to our directors for the fiscal years ended on December 31, 2007 and 2008. Bonus compensation that Mr. Yingsheng Li, our Chairman and Chief Executive Officer, received for his services as a director is reflected in the summary compensation table above.

Name	Year	Fees earned or paid in Cash ($)	Total ($)(1)
Xiaofeng Ding	2007	-	-
	2008	-	-
Dongsheng Ren	2007	-	-
	2008	-	-
Bin Li	2007	22,864	22,864
	2008	24,852	24,852

(1) Each of the persons listed in the above table received compensation from the Company in RMB. The dollar amounts in the above table were calculated on the base that $1= RMB 7.2 and $1= RMB 6.8 for years 2007 and 2008, respectively.

Historically, except for Mr. Bin Li, we have not paid our directors retainer fees or fees for attending meetings of our board of directors but we do reimburse directors for reasonable travel expenses related to attendance at board meetings. However, in January 2006, our three directors, Yingsheng Li, Xiaofeng Ding and Dongsheng Ren authorized the payment to themselves in the aggregate amount of $972,754; the payments were originally characterized as a dividend. Of the total $972,754 declared, $672,592 was paid during 2006. In July 2007, when the directors realized that the amounts paid were not properly characterized, the board cancelled the remaining payments and recharacterized the 2006 payments as bonuses paid in 2006 for services as directors. Mr. Bin Li did not receive a dividend declaration because he did not own any shares in either Media Challenge or the Company at the time the dividend was declared.

In the future, we may adopt a policy of paying independent directors a fee for their attendance at board and committee meetings. No stock or stock options or other equity incentives were awarded to our directors during the fiscal year ended December 31, 2008. We do not have non-equity incentive or a deferred compensation plan that our directors may participate in.

Indemnification of Directors and Executive Officers and Limitation of Liability

Our Bylaws provide for the indemnification of our directors and officers, past, present and future, under certain circumstances, against attorney’s fees, judgments, fines and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of us. We will also bear expenses of such litigation for any of our directors, officers, employees or agents upon such persons promise to repay us therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditure by us, which we may be unable to recoup.

Insofar as indemnification by us for liabilities arising under the Exchange Act may be permitted to our directors, officers and controlling persons pursuant to provisions of the Articles of Incorporation and Bylaws, or otherwise, we have been advised that in the opinion of the SEC, such indemnification is against public policy and is, therefore, unenforceable. In the event that a claim for indemnification by such director, officer or controlling person of us in the successful defense of any action, suit or proceeding is asserted by such director, officer or controlling person in connection with the securities being offered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

At the present time, there is no pending litigation or proceeding involving a director, officer, employee or other agent of ours in which indemnification would be required or permitted. We are not aware of any threatened litigation or proceeding which may result in a claim for such indemnification.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of April 13, 2009 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as to such shares. No person listed below has any options, warrants or other rights to acquire additional securities of the Company except as may be otherwise noted.

Address of each of the persons set forth below is in care of China Marketing Media Holdings, Inc. RMA 901, KunTai International Mansion, No. 12 Chaowai Street, Beijing, 100020, China.

Title of Class	Name of Beneficial Owner	Office, If Any	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock, no par value	Yingsheng Li	President, Chief Executive Officer, Interim Chief Financial Officer and Chairman	9,958,425	34.71%
Common Stock, no par value	Xiaofeng Ding	Director	6,746,077	23.52%
Common Stock, no par value	Dongsheng Ren	Director	6,103,498	21.28%
Common Stock, no par value	Bin Li	Executive Director	0	*
Common Stock, no par value	All officers and directors as a group (4 persons named above)		22,808,000	79.51%

* Less than 1%

1Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

2A total of 28,686,002 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of April 13, 2009. For each beneficial owner above, any options or warrants exercisable within 60 days have been included in the denominator.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the last fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds $120,000, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”).

Our Chief Executive Officer, Yingsheng Li, and our director, Xiaofeng Ding are also executive officers and/or directors of CMO. We are parties to the Operation and Management Right Agreement with CMO. This agreement is material to the operation of our business. Under this agreement, from November 1, 2003 to October 31, 2013, our subsidiary, Shenzhen Media, is obligated to market the magazines, sell the magazines and advertising space, provide strategic planning for the magazines, and train the professional staff of CMO. Under the terms of the contract, Shenzhen Media bears all of the operating costs relating to the publishing of the magazines and is entitled to all revenues generated from selling the magazines and its advertising space.

Except as set forth in our discussion above, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the rules of the Nasdaq Stock Market.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to the Company by our independent auditor, Child Van Wagoner & Bradshaw, PLLC, for professional services rendered for the fiscal years ended December 31, 2008 and 2007:

	2008	2007

Audit fees(1)	$90,000	$120,000
Audit-related fees(2)	30,000	0
Tax fees	0	0
All other fees	0	0

Total	$120,000	$120,000

(1)

Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)	Consists of fees billed for all out-of-pocket expenses associated with performing audit and review services.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit service performed by Child Van Wagoner & Bradshaw, PLLC for our consolidated financial statements as of and for the year ended December 31, 2008.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

(a)	The following documents are filed as part of this report:

	(1)	Financial Statement are set forth beginning on page F-1 of the Report

Report of Independent Registered Public Accounting Firm F-2

Consolidated Balance Sheets F-3

Consolidated Statement of Operations and Comprehensive Income F-4

Consolidated Statement of Cash Flows F-5 – F-6

Consolidated Statement of Stockholders’ Equity F-7

Notes to Consolidated Statements F-8-F-20

(2)

Financial Statement Schedules: All Schedules are omitted because the information called for is not applicable, is not required, or because the financial information is set forth in the financial statements or notes thereto.

	(3)	Exhibits

Exhibits (including those incorporated by reference).

Exhibit Number	Description of Exhibit

2.1

Share Exchange Agreement by and among the Company, Media Challenge Holdings Limited and certain shareholders thereof, dated as of December 31, 2005 [Incorporated by reference to Exhibit 2.1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on February 14, 2006, in file number 0-51806]

2.2

Convertible Promissory Note [Incorporated by reference to Exhibit 2.2 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

3.1

Articles of Incorporation, as amended [Incorporated by reference to Exhibit 3.1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on February 14, 2006, in file number 0-51806]

3.2

Amended and Restated Bylaws [Incorporated by reference to Exhibit 3.2 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.1

Operation and Management Right Agreement, dated October 23, 2006, by and between CMO and Shenzhen Media [Incorporated by reference to Exhibit 10.1 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.2

Amendment to Operation and Management Right Agreement, dated January 8, 2004, by and between CMO and Shenzhen Media [Incorporated by reference to Exhibit 10.2 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.3

Description of Verbal Amendment to Operation and Management Right Agreement, dated January 8, 2004, by and between Sale and Marketing Publishing House and Shenzhen Media Investment Co., Ltd. [Incorporated by reference to Exhibit 10.3 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 17, 2007, in file number 0-51806]

10.4

Entrust Agreement, dated November 20, 2004, by and between Shenzhen New Media and Shenzhen Media [Incorporated by reference to Exhibit 10.3 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.5

Equity Transfer Agreement, dated October 10, 2006, by and between Zhu Yu Tong and Shenzhen New Media. [Incorporated by reference to Exhibit 10.5 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 17, 2007, in file number 0- 51806]

10.6

Outsourcing Agreement, dated December 30, 2006, by and between Henan Xinhua Printing Factory and CMO. [Incorporated by reference to Exhibit 10.6 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 17, 2007, in file number 0-51806]

10.7

Outsourcing Agreement, dated December 30, 2006, by and between Henan Xinhua Printing Factory and CMO. [Incorporated by reference to Exhibit 10.6 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 17, 2007, in file number 0-51806]

10.8

Outsourcing Agreement, dated December 16, 2006, by and between Henan Ruiguang Printing Co., Ltd. and CMO. [Incorporated by reference to Exhibit 10.6 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 17, 2007, in file number 0-51806]

10.9

Employment Agreement, dated March 1, 2004, by and between Bin Li and Shenzhen New Media [Incorporated by reference to Exhibit 10.7 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]**

10.10

Employment Agreement, dated December 15, 2006, by and between Yifang Fu and China Marketing [Incorporated by reference to Exhibit 10.8 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]**

10.11

Agreement of Share Transfer, dated March 7, 2005, by and among Yingsheng Li, Xiaofeng Ding, Dongsheng Ren and Shenzhen New Media [Incorporated by reference to Exhibit 10.9 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.12

Agreement of Share Transfer, dated March 7, 2005, by and between CMO and Shenzhen New Media [Incorporated by reference to Exhibit 10.10 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.13

Distribution Agreement, dated February 8, 2006, by and between Shenzhen New Media and Guangzhou Qiankuntai Bookstore [Incorporated by reference to Exhibit 10.11 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.14

Distribution Agreement, dated April 3, 2006, by and between Shenzhen New Media and Huadao Consulting Co., Ltd. [Incorporated by reference to Exhibit 10.12 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.15

Distribution Agreement, dated February 8, 2006, by and between Shenzhen New Media and Nanjing Cultural Development Co., Ltd. [Incorporated by reference to Exhibit 10.13 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.16

Distribution Agreement, dated February 8, 2006, by and between Shenzhen New Media and Shandong Qianyan Culture Dissemination Co., Ltd. [Incorporated by reference to Exhibit 10.14 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.17

Distribution Agreement, dated February 28, 2006, by and between Shenzhen New Media and Changsha Youyou Reading Group [Incorporated by reference to Exhibit 10.15 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.18

Distribution Agreement, dated February 9, 2006, by and between Shenzhen New Media and Zhengzhou Huanghe Culture Group [Incorporated by reference to Exhibit 10.16 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.19

Distribution Agreement, dated February 8, 2006, by and between Shenzhen New Media and Hangzhou Tianyi Books Co., Ltd. [Incorporated by reference to Exhibit 10.17 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.20

Operation and Management Agreement, dated December 13, 2007, by and between Shenzhen New Media and Shanghai Longcom Telecom Co., Ltd. [Incorporated by reference to Exhibit 10.20 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 18, 2008, in file number 0-51806]

10.21

Termination Agreement, dated December 12, 2008, by and between Shenzhen New Media and Shanghai Longcom Telecom Co., Ltd. [Incorporated by reference to Exhibit 10.1 to the Current Report of the Company on Form 8-K, filed with the SEC on December 17, 2008, in file number 0-51806]

10.22	Consulting Agreement, dated November 5, 2008, by and between the Company and FirsTrust Group, Inc.*

10.23	Consulting Agreement, dated November 5, 2008, by and between the Company and Xia Xu.*

10.24	Consulting Agreement, dated November 5, 2008, by and between the Company and Yale Yu.*

14

Code of Ethics [Incorporated by reference to Exhibit 14 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

21	List of Subsidiaries of the Registrant [Incorporated by reference to Exhibit 21 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 18, 2008, in file number 0-51806]

31	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002*

*	Filed herewith.

**	Represents management contract or compensatory plan or arrangement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Marketing Media Holdings, Inc.

By:	/s/Yingsheng Li
Yingsheng Li
Chief Executive Officer

 Date: April 15, 2009

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

     Each person whose signature appears below hereby authorizes Yingsheng Li as attorneys-in-fact to sign on his behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this annual report on Form 10-K.

Signature	Capacity	Date

/s/ Yingsheng Li	President, Chief Executive Officer, Interim	April 15, 2009
Yingsheng Li	Chief Financial Officer and Chairman

/s/ Xiaofeng Ding	Director	April 15, 2009
Xiaofeng Ding

/s/ Dongsheng Ren	Director	April 15, 2009
Dongsheng Ren

/s/ Bin Li	Executive Director	April 15, 2009
Bin Li

EXHIBITS

Exhibit Number	Description of Exhibit

2.1

Share Exchange Agreement by and among the Company, Media Challenge Holdings Limited and certain shareholders thereof, dated as of December 31, 2005 [Incorporated by reference to Exhibit 2.1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on February 14, 2006, in file number 0-51806]

2.2

Convertible Promissory Note [Incorporated by reference to Exhibit 2.2 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

3.1

Articles of Incorporation, as amended [Incorporated by reference to Exhibit 3.1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on February 14, 2006, in file number 0-51806]

3.2

Amended and Restated Bylaws [Incorporated by reference to Exhibit 3.2 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.1

Operation and Management Right Agreement, dated October 23, 2006, by and between CMO and Shenzhen Media [Incorporated by reference to Exhibit 10.1 to the Amendment No. 1 to the Registration Statement of the Company on Form 10- SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.2

Amendment to Operation and Management Right Agreement, dated January 8, 2004, by and between CMO and Shenzhen Media [Incorporated by reference to Exhibit 10.2 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.3

Description of Verbal Amendment to Operation and Management Right Agreement, dated January 8, 2004, by and between Sale and Marketing Publishing House and Shenzhen Media Investment Co., Ltd. [Incorporated by reference to Exhibit 10.3 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 17, 2007, in file number 0-51806]

10.4

Entrust Agreement, dated November 20, 2004, by and between Shenzhen New Media and Shenzhen Media [Incorporated by reference to Exhibit 10.3 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.5

Equity Transfer Agreement, dated October 10, 2006, by and between Zhu Yu Tong and Shenzhen New Media. [Incorporated by reference to Exhibit 10.5 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 17, 2007, in file number 0-51806]

10.6

Outsourcing Agreement, dated December 30, 2006, by and between Henan Xinhua Printing Factory and CMO. [Incorporated by reference to Exhibit 10.6 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 17, 2007, in file number 0-51806]

10.7

Outsourcing Agreement, dated December 30, 2006, by and between Henan Xinhua Printing Factory and CMO. [Incorporated by reference to Exhibit 10.6 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 17, 2007, in file number 0-51806]

10.8

Outsourcing Agreement, dated December 16, 2006, by and between Henan Ruiguang Printing Co., Ltd. and CMO. [Incorporated by reference to Exhibit 10.6 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 17, 2007, in file number 0-51806]

10.9

Employment Agreement, dated March 1, 2004, by and between Bin Li and Shenzhen New Media [Incorporated by reference to Exhibit 10.7 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]**

10.10

Employment Agreement, dated December 15, 2006, by and between Yifang Fu and China Marketing [Incorporated by reference to Exhibit 10.8 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]**

10.11

Agreement of Share Transfer, dated March 7, 2005, by and among Yingsheng Li, Xiaofeng Ding, Dongsheng Ren and Shenzhen New Media [Incorporated by reference to Exhibit 10.9 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.12

Agreement of Share Transfer, dated March 7, 2005, by and between CMO and Shenzhen New Media [Incorporated by reference to Exhibit 10.10 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.13

Distribution Agreement, dated February 8, 2006, by and between Shenzhen New Media and Guangzhou Qiankuntai Bookstore [Incorporated by reference to Exhibit 10.11 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.14

Distribution Agreement, dated April 3, 2006, by and between Shenzhen New Media and Huadao Consulting Co., Ltd. [Incorporated by reference to Exhibit 10.12 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.15

Distribution Agreement, dated February 8, 2006, by and between Shenzhen New Media and Nanjing Cultural Development Co., Ltd. [Incorporated by reference to Exhibit 10.13 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.16

Distribution Agreement, dated February 8, 2006, by and between Shenzhen New Media and Shandong Qianyan Culture Dissemination Co., Ltd. [Incorporated by reference to Exhibit 10.14 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.17

Distribution Agreement, dated February 28, 2006, by and between Shenzhen New Media and Changsha Youyou Reading Group [Incorporated by reference to Exhibit 10.15 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.18

Distribution Agreement, dated February 9, 2006, by and between Shenzhen New Media and Zhengzhou Huanghe Culture Group [Incorporated by reference to Exhibit 10.16 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.19

Distribution Agreement, dated February 8, 2006, by and between Shenzhen New Media and Hangzhou Tianyi Books Co., Ltd. [Incorporated by reference to Exhibit 10.17 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

10.20

Operation and Management Agreement, dated December 13, 2007, by and between Shenzhen New Media and Shanghai Longcom Telecom Co., Ltd. [Incorporated by reference to Exhibit 10.20 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 18, 2008, in file number 0-51806]

10.21

Termination Agreement, dated December 12, 2008, by and between Shenzhen New Media and Shanghai Longcom Telecom Co., Ltd. [Incorporated by reference to Exhibit 10.1 to the Current Report of the Company on Form 8-K, filed with the SEC on December 17, 2008, in file number 0-51806]

10.22	Consulting Agreement, dated November 5, 2008, by and between the Company and FirsTrust Group, Inc.*

10.23	Consulting Agreement, dated November 5, 2008, by and between the Company and Xia Xu.*

10.24	Consulting Agreement, dated November 5, 2008, by and between the Company and Yale Yu.*

14

Code of Ethics [Incorporated by reference to Exhibit 14 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

21	List of Subsidiaries of the Registrant [Incorporated by reference to Exhibit 21 to the Annual Report of the Company on Form 10-KSB, filed with the SEC on April 18, 2008, in file number 0-51806]

31	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

**	Represents management contract or compensatory plan or arrangement.

CHINA MARKETING MEDIA HOLDINGS, INC.

Consolidated Financial Statements

For The Years Ended December 31, 2008 and 2007

CHINA MARKETING MEDIA HOLDINGS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations And Comprehensive Income	F-4
Consolidated Statements of Cash Flows	F-5 – F-6
Consolidated Statements of Stockholders’ Equity	F-7
Notes to Consolidated Financial Statements	F-8 – F-20

Douglas W. Child, CPA Marty D. Van Wagoner, CPA J. Russ Bradshaw, CPA William R. Denney, CPA Roger B. Kennard, CPA Russell E. Anderson, CPA Scott L. Farnes

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Audit Committee
CHINA MARKETING MEDIA HOLDINGS, INC.
RMA 901, Kuntai International Mansion
No. 12 Chaowai Street, Beijing, 100020, China

We have audited the consolidated balance sheets of CHINA MARKETING MEDIA HOLDINGS, INC. (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CHINA MARKETING MEDIA HOLDINGS, INC. as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
April 10, 2009

 1284 W. Flint Meadow Dr. #D
Kaysville, Utah 84037
Telephone 801.927.1337
Facsimile 801.927.1344

5296 S. Commerce Dr. #300
Salt Lake City, Utah 84107
Telephone 801.281.4700
Facsimile 801.281.4701

Suite A, 5/F
Max Share Centre
373 King’s Road
North Point, Hong Kong
Telephone 852.21.555.333
Facsimile 852.21.165.222

CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$2,161,227	$1,548,602
Accounts receivable	19,253	90,280
Prepaid expenses	110,525	289,381
Inventory	421,479	-

Total current assets	2,712,484	1,928,263

Non-current assets:
Investment deposit – purchase of targets	5,967,143	5,476,001
Deferred tax asset	-	34,154
Loans receivable from major sales agents	716,072	58,949
Loans receivable	72,948	-
Investment (equity method)	344,591	370,376
Related party receivables – affiliates	1,960,166	1,842,795
Related party receivables	411,040	-
Other receivable	199,880	133,597
Goodwill	810,450	760,478
Other assets	-	149,064
Property, plant and equipment	1,704,179	1,513,818
Less: accumulated depreciation	(335,101)	(191,887)
License agreement	1,474,906	1,383,964
Less: accumulated amortization	(748,894)	(576,651)

Total non-current assets	12,577,380	10,954,658

TOTAL ASSETS	$15,289,864	$12,882,921

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$285,730	$74,762
Accrued expenses	199,346	275,780
Deferred revenues	185,575	250,621
Taxes payable	16,897	49,228
Other payable	131,185	49,664

Total current liabilities	818,733	700,055

Minority interest	33,967	281,606

Stockholders’ equity:
Common stock, no par value, 100,000,000 shares authorized, 28,686,002 common shares issued and outstanding	1,277,546	1,112,546
Retained earnings	11,254,479	9,785,181

Accumulated other comprehensive income	1,905,139	1,003,533

Total stockholders’ equity	14,437,164	11,901,260

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,289,864	$12,882,921

See accompanying notes to consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2008	2007
Revenue, net	$13,080,206	$9,735,841
Cost of revenue (inclusive of amortization)	5,145,952	3,331,653
Gross profit	7,934,254	6,404,188
Operating expenses:
Amortization and depreciation	293,687	138,835
Advertising and promotion	280,325	184,859
Payroll expenses	2,328,513	1,423,251
Legal and professional fees	209,239	251,462
Shares issued for services, non-cash	165,000	-
Other general and administrative	2,693,377	1,402,289
Total operating expenses	5,970,141	3,400,696
Income from operations	1,964,113	3,003,492
Other income (expense):
Interest income	27,230	47,650
Interest (expense)	(175)	-
Equity investment loss from unconsolidated subsidiary	(47,908)	(49,916)
Subsidies income	87,454	-
Other income	13,776	15,692
Income from continuing operations before income taxes	2,044,490	3,016,918
Provision for income taxes	451,027	35,896
Income before minority interest	1,593,463	2,981,022
Earnings of minority interest	(36,939)	(46,954)
Income from continuing operations	1,630,402	3,027,976
Discontinued operations:
Loss from discontinued operations	(98,378)	(97,821)
Loss from disposal of subsidiaries	(62,726)	-
NET INCOME	$1,469,298	$2,930,155
Other comprehensive income:
Foreign currency translation gain	901,606	675,112
COMPREHENSIVE INCOME	$2,370,904	$3,605,267
Basic and diluted earnings per share – continuing operations	$0.06	$0.11
Basic and diluted earnings per share – discontinued operations	$(0.01)	$(0.00)
Weighted average common stock outstanding–Basic and Diluted	28,129,890	27,586,002

See accompanying notes to consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2008	2007
Cash flows from operating activities:
Net income from continuing operations	$1,630,402	$3,027,976
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	(36,939)	(46,954)
Amortization and depreciation	293,687	272,462
Shares issued for services	165,000	-
Gain on disposals of plant and equipment	(64)	-
Equity investment loss from unconsolidated subsidiary	47,908	49,916
Changes in operating assets and liabilities:
Accounts receivable	196,050	65,819
Settlement receivable	-	356,093
Prepaid expenses	145,855	61,427
Inventory	(414,937)	-
Due from major sales agents	(643,111)	435,157
Deferred tax assets	35,833	(32,977)
Other receivable	2,074	-
Other assets	143,632	90,047
Accounts payable	174,996	20,331
Accrued expenses and levies	(88,329)	35,247
Deferred revenues	(80,250)	145,372
Tax payable	(34,225)	(53,821)
Other payable	124,133	(174,145)

Net cash provided by operating activities – continuing operations	1,661,715	4,251,950
Net cash used in discontinued operations	(63,482)	(98,717)
Net cash provided by operating activities	1,598,233	4,153,233

Cash flows from investing activities:
Repayment from directors	-	955,649
Purchase of property, plant and equipment	(256,000)	(129,651)
Purchase of intangible assets	(12,937)	-
Deposit paid on investment in subsidiary	(129,269)	(5,476,001)
Cash acquired in purchase of subsidiary	70,380	116,119
Proceeds from disposal of a subsidiary	141,831	-
Advance to unconsolidated entity	-	(198,274)
Loan receivable from affiliate	-	(105,846)

Net cash used in investing activities – continuing operations	(185,995)	(4,838,004)
Net cash used in discontinued operations	(162,029)	(27,371)
Net cash used in investing activities	(348,024)	(4,865,375)

Cash flows from financing activities:
Repayment of payable to affiliate	(510,514)	(3,607,259)
Capital contribution from minority interest	-	328,560

Net cash used in financing activities – continuing operations	(510,514)	(3,278,699)
Net cash used in discontinued operations	(248,198)	-
Net cash used in financing activities	(758,712)	(3,278,699)

See accompanying notes to consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2008	2007
Effect of exchange rate changes in cash and cash equivalents	121,128	411,603
NET CHANGE IN CASH AND CASH EQUIVALENTS	612,625	(3,579,238)
BEGINNING OF YEAR	1,548,602	5,127,840
END OF YEAR	$2,161,227	$1,548,602
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$483,358	$-
Cash paid for interest expense	$77,293	$62,696
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Dividend payable offset by related party receivable	$-	$300,974
Deposit conversion to subsidiary	$-	$1,095,200

See accompanying notes to consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

				Accumulated
				other	Total
	Common stock		Retained	comprehensive	stockholders’
	No. of shares	Amount	earnings	income	equity

Balance at January 1, 2007	27,586,002	$1,112,546	$6,855,026	$328,421	$8,295,993

Net income for the year	-	-	2,930,155	-	2,930,155
Foreign currency translation adjustment	-	-	-	675,112	675,112
Appropriation to statutory reserve	-	-	-	-	-

Balance as of December 31, 2007	27,586,002	$1,112,546	$9,785,181	1,003,533	11,901,260

Net income for the year	-	-	1,469,298	-	1,469,298
Shares issued for services, non-cash	1,100,000	165,000	-	-	165,000
Foreign currency translation adjustment	-	-	-	901,606	901,606

Balance as of December 31, 2008	28,686,002	$1,277,546	$11,254,479	$1,905,139	$14,437,164

See accompanying notes to consolidated financial statements

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

1. ORGANIZATION AND BUSINESS BACKGROUND

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

Media Challenge was incorporated on August 12, 2004, under the laws of the Territory of the British Virgin Islands (BVI). Media Challenge is a holding company and has no operations other than operations that it conducts through its direct and indirect subsidiaries. One of Media Challenge's subsidiaries, Shenzhen New Media Consulting Co., Ltd. ("Shenzhen New Media") was incorporated on November 15, 2004 under the laws of the People's Republic of China ("PRC").

According to an agreement, dated March 7, 2005, Shenzhen New Media acquired 100% of Shenzhen Media Investment Co., Ltd. ("Shenzhen Media"), an entity controlled by three common owners of Media Challenge. Shenzhen Media was formed on October 22, 2003, under the laws of PRC. China Marketing completed the acquisition of Shenzhen Media on December 21, 2005, and Shenzhen Media is now a wholly-owned subsidiary of Shenzhen New Media. The transaction was accounted for as a transfer of entities under common control.

On March 7, 2005, Shenzhen New Media entered into an agreement to acquire 100% of Shenzhen Media Investment Co., Ltd. ("Shenzhen Media"), an entity controlled by three common owners of Media Challenge. Shenzhen Media was formed on October 22, 2003, under the laws of PRC. Shenzhen New Media completed the acquisition of Shenzhen Media on December 21, 2005, and Shenzhen Media is now a wholly-owned subsidiary of Shenzhen New Media. The transaction was accounted for as a transfer of entities under common control.

In October 2004, Shenzhen Media formed a new wholly-owned subsidiary in PRC known as Beijing Media Management and Consulting Co., Ltd. ("Beijing Media").

In November 2005, Shenzhen New Media formed a new wholly-owned subsidiary in PRC known as Shenzhen New Media Advertising Co., Ltd. ("NMA"). The registered capital of NMA is one million RMB, i.e., $122,100USD (exchange rate as 1USD: 8.19 RMB).

In November 2007, Shenzhen Media formed a new 52% owned subsidiary in PRC known as Beijing Orient Converge Human Resources Management Center Co. Ltd.( "BJOC"). The registered capital of BJOC is RMB5,000,000, i.e., $684,500USD (exchange rate as 1USD: 7.30 RMB).

On July 18, 2008, Shenzhen New Media formed a new 51% owned subsidiary, Shanghai Zhiduo Network Technology Company Limited ("SZNT") under the laws of the PRC. The registered capital of SZNT is

RMB 1,000,000 (approximately $142,879). SZNT is engaged in the business of management consulting services and brand name consulting services.

On August 2, 2008, Shenzhen Media sold its 42% ownership of BJOC to Shanghai Cheng Mei Biotechnology Co., Ltd. ("Shanghai Cheng Mei") for a cash price of RMB987,461 (approximately $141,831).

The consolidated entity is hereafter referred to as "the Company".

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

1. ORGANIZATION AND BUSINESS BACKGROUND - Continued

The Company engages in the sale of its magazines and advertising space within its magazines, which are sold throughout China; and provides consulting services to clients concerning advertising and marketing matters. The Company also conducts online sales of electronic products through Shenzhen Media.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

• Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

• Cash and cash equivalents

For purposes of the statements of cash flows, cash and cash equivalents includes cash on hand and demand deposits held by banks. Deposits held in financial institutions in the PRC are not insured by any government entity or agency.

• Trade accounts receivable

Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount becomes questionable.

• Inventory

Inventories are stated at the lower of cost, as determined on a first-in, first-out basis, or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

• Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Depreciable life
Buildings	20 years
Vehicles	5 years
Furniture and equipment	5 years
Computer equipment	5 years

Expenditure for maintenance and repairs is expensed as incurred. The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the consolidated statement of operations.

	As of December 31,
	2008	2007

Buildings	$1,075,494	$-
Vehicle	327,260	969,717
Furniture and equipment	162,911	119,803
Computer equipment	138,514	424,298
	1,704,179	1,513,818
Less: accumulated depreciation	(335,101)	(191,887)

	$1,369,078	$1,321,931

Depreciation expense for the years ended December 31, 2008 and 2007 was $195,385 and $140,207, respectively.

Long-lived assets of the Company are reviewed annually to assess whether the carrying value has become impaired according to the guidelines established in Statement of Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." No impairment of assets was recorded in the periods reported.

• Intangible assets

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill amounts are not amortized, but rather are tested for impairment at least annually. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives, which is the ten years of the "license agreement." The carrying amount of the asset is reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. No intangible asset impairment charges are deemed necessary for the years ended December 31, 2008 and 2007.

Amortization expense of license agreement included in cost of revenue for the years ended December 31, 2008 and 2007 was $145,202 and $133,627, respectively.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

• Investment (equity method)

Shenzhen Keungxi Technology Company Ltd. ("SKTC") was incorporated in China in October 2005. Its business scope includes, among others, sales and development of computer software, and computer and communication systems. It also provides information system consulting services. Shenzhen Media holds 48% of the equity of SKTC and three individual shareholders, Wengao Luo, Xi Chen and Bin Li own the remaining 21.5%, 21.5% and 9% of SKTC, respectively.

Balance as of December 31, 2005	$78,555
Investment loss (48%)	(41,835)
Advances made to SKTC	166,031
Balance as of December 31, 2006	202,751
Investment loss (48%)	(49,916)
Advances made to SKTC	217,541
Balance as of December 31, 2007	370,376
Investment loss (48%)	(47,908)
Advances made to SKTC	22,123
Balance as of December 31, 2008	$344,591

• Minority interest

Minority interest represents non-controlling owners 49% of equity in SZNT as of December 31, 2008.

Minority interest represents non-controlling owners 48% of equity in BJOC as of December 31, 2007. On August 2, 2008, the company has sold 42% of its 52% interest.

• Revenue recognition

In accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

The Company publishes three issue magazines each month, (namely Sale edition, Channel edition and Case edition) of "China Marketing" and other special editions periodically, for example, "China Business & Trade" – (Training edition).

The Company recognizes revenues for the advertising sales and consulting service ratably over the periods when the customer's advertisements are published and service are provided. Total revenue from the advertising sales is $5,098,769 and $6,047,678 for the years ended December 31, 2008 and 2007, respectively. Total revenue from marketing consulting service is $4,273,208 and $2,299,616 for the years ended December 31, 2008 and 2007 respectively.

In addition, the Company recognizes revenue from the publishing of above magazines when the risks and rewards of ownership of the goods have transferred to the customer, which is usually on delivery or when title passes. Total revenue from the publishing business is $1,648,650 and $1,388,547 for the years ended December 31, 2008 and 2007, respectively. The new business of selling electronic products online attributed $2,059,579 for the year ended December 31, 2008.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

• Cost of revenue

Cost of revenue includes printing, labor costs and amortization incurred by the Company in the production of its magazines. The Company records the estimated cost of returned magazines at the date we delivered the magazines to our vendors. Our sales are based on three main distribution channels throughout China: (1) postal subscription base distribution; (2) direct order distribution; and (3) agency base distribution.

First, postal subscription channel involves the distribution of our magazines by Chinese post offices. Magazine subscribers can request their subscriptions delivered from the post offices in China. Returns are not allowed for magazines sold through postal subscription.

Second, order distribution involves requests made by a subscriber to us for single or multiple issues of magazines that do not involve an ongoing subscription. Upon receipt of order requests and payment, we deliver the ordered issues to the address requested by the subscriber. Returns are not permitted for magazines sold through direct request subscription.

Third, agency distribution involves delivery of our magazines to sales agents who in turn distribute the magazines to retail agents at various locations throughout China. The Company granted sales agents a two-month return privilege. Average return rate for the year ended December 31, 2008 was 12.76% and for the year ended December 31, 2007 was 10.17% .

In accordance with the provisions of SFAS No. 48, "Criteria for Recognizing Revenue When Right of Return Exists." If an enterprise sells its product but gives the buyer the right to return the product, revenue from the sales transaction shall be recognized at time of sale only if all of the following conditions are met:

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

The Company recognizes magazine sales revenue in accordance with the provisions of SFAS No. 48: first, our price to the sale agent is fixed; second, the sale agent has to pay us fully upon order request and the payment is not contingent on resale of the magazines; third, the Company is not responsible in the event of theft or physical destruction or damage of the product after delivery; fourth, our sale agents include bookstores, reading groups, and culture groups, etc.; fifth, the Company has no obligations to resell the magazines distributed to sales agents; finally, the amount of returns can be reasonably estimated and are included in accrued liabilities.

• Advertising expenses

Advertising costs are expensed as incurred under SOP 93-7, “Reporting for Advertising Costs”. The Company incurred 280,325 and $184,859 of sales and marketing expense for the years ended December 31, 2008 and 2007.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

• Earnings per share

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

	Years ended December 31,
	2008	2007
Numerator for basic and diluted EPS
- Net income from continuing operations	$1,630,402	$3,027,976
- Net loss from discontinued operations	$(161,104)	$(97,821)

Denominator for basic and diluted EPS
- Weighted average shares of common stock outstanding	28,129,890	27,586,002

EPS from continuing operations – basic and diluted	$0.06	$0.11
EPS from discontinued operations – basic and diluted	$(0.01)	$(0.00)

• Foreign currency translation and comprehensive income

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

• Income taxes

The Company accounts for income tax using SFAS No. 109 “Accounting for Income Taxes”, which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the statements of operations in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized. The Company has recorded deferred tax assets of $0 and $34,154 as of December 31, 2008 and 2007, respectively.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

The Company also adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. The Company did not have any adjustment to the opening balance of retained earnings as of January 1, 2007 as a result of the implementation of FIN 48. In accordance with FIN 48, the Company also adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. For the years ended December 31, 2008 and 2007, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2008 and 2007, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

• Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

• Segment reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. The Company currently operates in a single reportable business segment in the PRC.

• Fair value of financial instruments

SFAS No.107 "Disclosures About Fair Value of Financial Instruments", requires that the Company disclose estimated fair values of financial instruments. The carrying amounts of reported current assets and current liabilities approximate their fair value because of the short maturity of these instruments and market rates of interest.

• Restrictions on transfer of assets out of the PRC

Dividend payments by Shenzhen New Media and its direct and indirect subsidiary are limited by certain statutory regulations in the PRC. No dividends may be paid by Shenzhen New Media without first receiving prior approval from the State Administration of Foreign Exchange or its local offices. Dividend payments are restricted to 85% of profits, after tax.

• Reclassification

Certain amounts in the prior year have been reclassified to conform to the current year's presentation.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

4. STOCK BASED COMPENSATION

On November 5, 2008, the Company issued 1,100,000 shares of common stock to three consultants for their business advisory services to the Company, from November 6, 2008 to November 6, 2009. The fair value of this stock issuance was determined using the fair value of the Company’s common stock on the grant date, at a market quoted price of $0.15 per share. The Company recognized $165,000 in the statements of operations for the year ended December 31, 2008.

5. DISCONTINUED OPERATIONS

On August 2, 2008, Shenzhen Media sold 42% ownership of BJOC for a cash price of approximately $141,831. The transaction was closed on August 2, 2008 and the Company recognized a loss on disposal of subsidiary of $62,726, representing the excess of the book value of assets sold over purchase consideration received at closing. As of December 31, 2008, the Company has received the full purchase price from the buyer.

Total revenues related to the discontinued operations were $0 and $0 for the years ended December 31, 2008 and 2007, respectively. There were no assets or liabilities of BJOC in the consolidated balance sheets as of December 31, 2008 and the results of operations have been reclassified as income from discontinued operations in the consolidated statements of operations for all dates and periods presented.

6. LOANS RECEIVABLE FROM MAJOR SALES AGENTS

The Company had loans receivable amounting to $716,072 and $58,949 as of December 31, 2008 and 2007, respectively. Loans were provided to the Company's major sales agents. The loans are unsecured, and bear no interest. These loans have no fixed payment schedule and are payable on demand.

Approximately 64% of the Company's magazine and advertising sales are generated from its four major sales agents in the PRC. The representatives of these sales agents solicited advertising from the general public in their respective designated geographic territories. The Company's magazines are believed to be well established and recognized by the general public. In this regard, the management believes no severe impact on the company sales would result if any of the sales agents are lost.

7. PREPAID EXPENSES

Prepaid expenses consist primarily of prepayments made to an unrelated company in advance for future financial and legal consultation services. As of December 31, 2008 and 2007, prepaid balance under these arrangements totaled $110,525 and $289,381, respectively.

8. INVESTMENT DEPOSIT – PURCHASE OF A TARGET COMPANY

On December 13, 2007, Shenzhen New Media signed an agreement with Shanghai Longcom Telecom Co. Ltd. ("Longcom") for an acquisition of 100% operation rights in Shanghai Longcom. Shenzhen New Media paid RMB 40,000,000 (approximately $5,967,143) as a purchase deposit. Longcom is engaged in online direct marketing, distribution, B2C (business to consumer) e-commerce, IT retail and 3 C (computer, communication and consumer products) retail sales model by cooperating with mainstream products OEM / ODM manufacturers.

On December 5, 2008, the agreement was mutually terminated and the investment deposit will be fully refunded within three months.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

9. PARTY TRANSACTIONS WITH AN AFFILIATE

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

Shenzhen Caina Corporate Image Consulting and Design Company is a company owned and controlled by Mr. Zhu Yuhong, brother of Mr. Zhu Yu Tong. Shenzhen Caina loaned $0 and $104,044 as of December 31, 2008 and 2007 to Shenzhen Caina Corporate Image Consulting and Design Company to develop businesses for Shenzhen Caina.

Related party balance as of December 31, 2008 and 2007 are as follows:

	As of December 31,
	2008	2007

Loan receivable – CMO	$1,960,166	$1,738,751
Loan receivable – Shenzhen Caina Corporate Image Consulting and
Design Company	-	104,044

Related party receivables - affiliates	$1,960,166	$1,842,795

The above loans are unsecured, and bear no interest. These loans have no fixed payment schedule and are payable on demand.

10. INCOME TAXES EXPENSE

United States

The Company was incorporated in the United States of America and is subject to U.S. tax law. No provisions for income taxes have been made as the Company has no U. S. taxable income for the periods presented. The applicable income tax rates for the Company for the years ended December 31, 2008 and 2007 are 34%.

British Virgin Islands

The Company’s subsidiary, Media Challenge was incorporated in the British Virgin Islands and is not subject to income taxes under the current laws of the British Virgin Islands.

PRC

The Company’s subsidiaries in the PRC are currently subject to income taxes according to applicable tax laws in the PRC. The tax rates are 15% for NMA, 15% for Shenzhen New Media and Shenzhen Media and 0% for CMO. The provision for income taxes for the years ended December 31, 2008 and 2007 was $451,027 and $35,896, respectively.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

10. INCOME TAXES EXPENSE - Continued

Pursuant to the laws and regulations in the PRC, NMA, as a wholly-foreign-owned enterprise ("WFOE") in the PRC, is entitled to an exemption from the PRC enterprise income tax for two years commencing from its first profitable year in 2006. NMA accounts for most of the revenue during the periods presented. Other subsidiaries income tax rates range from 0% to 25%.

(a) The provision for income taxes consists of the following:

	Years ended December 31,
	2008	2007
PRC:
Current tax	$451,027	$70,050
Deferred tax	-	(34,154)

	$451,027	$35,896

The amount represents the difference of the provision for PRC enterprise income tax calculated at the subsidiary’s standard income tax rate of 15%.

(b) Deferred tax

Deferred taxes result from temporary differences relating to items that are expensed/recognized as revenue for financial reporting, but are not currently deductible/taxable for income tax purposes. Significant components of our deferred tax assets and liabilities as at December 31, 2008 and 2007 are as follows:

	As of December 31,
	2008	2007
Deferred tax assets:
Deferred revenue	$-	$36,207

Deferred tax liabilities:
Accrued expense	-	(1,873)
Less: valuation allowance	-	-

Net deferred tax asset	$-	$34,154

11. CONCENTRATIONS AND RISK

The Company is exposed to the following concentrations of risk:

As discussed in Note 1, the Company's major operations are conducted through an agreement with CMO, a company owned by the PRC government. All the revenues are generated through production of the magazines owned by CMO. The current contract will terminate in 2013, and it is unknown whether the contract will be renewed. A change in the political climate in the PRC could also have a material adverse effect on the Company's business.

(a) Major distribution agents for the publishing business

For the years ended December 31, 2008 and 2007, approximately 64% and 57% of the Company’s sales are generated from its 4 and 4 major sales agents in the PRC, respectively. The representatives solicited advertising from the general public in their designated geographic territory.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

11. CONCENTRATIONS AND RISK - Continued

The Company’s magazines are believed to be well established and recognized by the general public. In this regard, the management believes no severe impact would occur on the Company sales if any of the distributing agents were lost.

(b) Economic and political risks

The Company faces a number of risks and challenges as a result of having primary operations and marketing in the PRC. Changing political climates in the PRC could have a significant effect on the Company's business.

(c) Control by principal stockholders

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

12. COMMITMENTS AND CONTINGENCIES

(a) Lease commitments

The Company leases four office spaces located at Room 101-114, Jinglian Garden, Jingtian Road, Futian District, Shenzhen, 518000, PRC; Room 903-905, Kun Tai International Mansion, Chao Wai Street, Beijing, 100020, PRC; Rm A-1203, Building 2, Dacheng International Center, No. 78 Dongsihuan Middle Road, Chaoyang District, Beijing; and Rm 610A & C, Shanghai Withub Hi-Tech Business Incubator, No.333 Hongqiao Road, Xu Hui District, Shanghai.

These leases require monthly payments as follows: a monthly payment of $17,809 from November 2007 to November 2009, a monthly payment of $5,249 from September 2007 to August 2009, a monthly payment of $4,498 from October 2008 to October 2009, and a monthly payment of $2,015 from April 2008 to April 2009, respectively.

The future lease commitment for the office lease is $277,544 for fiscal year 2009.

(b) Contingencies

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

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

13. RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement where the FASB has previously determined that under those pronouncements fair value is the appropriate measurement. This statement does not require any new fair value measurements but may require companies to change current practice. This statement is effective for those fiscal years beginning after November 15, 2007 and to the interim periods within those fiscal years. The Company believes that SFAS No. 157 should not have a material impact on the financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company believes that SFAS No. 159 should not have a material impact on the consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. The Company is still assessing the impact of this pronouncement.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP No.142-3) that amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP No. 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141(R). FSP No. 142-3 also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is applied prospectively. The Company does not expect the adoption of FSP No.142-3 to have a material impact on its consolidated results of operations or financial condition.

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

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

13. RECENT ACCOUNTING PRONOUNCEMENTS - Continued

In June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this EITF 07-5 on the financial condition and results of operations.

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1” and “FIN 45-4”). FSP FAS 133-1 and FIN 45-4 amends disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies the disclosure requirements of SFAS No. 161 and is effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. The adoption of FSP FAS 133-1 and FIN 45-4 did not have a material impact on the Company’s current financial position, results of operation or cash flows.

In October 2008, the FASB issued Staff Position (“FSP”) No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP FAS 157-3.”) FSP FAS 157-3 clarifies the application of SFAS No. 157 in an inactive market. It illustrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP FAS 157-3 did not have a material impact on the Company’s current financial position, results of operations or cash flows.