Form 10-Q
period 2009-03-31
China Marketing Media Holdings, Inc.
filed 2009-05-20
CIK 1353307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2009

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

 Yes ☒            No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐           No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes ☐            No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 20, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, no par value	28,686,002

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

_____________________________________________________

CHINA MARKETING MEDIA HOLDINGS, INC.

(Unaudited)

Condensed Consolidated Financial Statements
For The Three Months Ended March 31, 2009

_____________________________________________________

CHINA MARKETING MEDIA HOLDINGS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page
Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008	F-2
Condensed Consolidated Statements of Operations And Comprehensive Income for the three months ended March 31, 2009 and 2008	F-3 – 4
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008	F-5 – F-6
Notes to Condensed Consolidated Financial Statements	F-7 – F-18

CHINA MARKETING MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,182,693	$2,161,227
Accounts receivable	993,900	19,253
Tax refundable	94,894	-
Prepaid expenses	217,110	110,525
Inventory	345,921	421,479

Total current assets	9,834,518	2,712,484

Non-current assets:
Investment deposit – purchase of targets	-	5,967,143
Loans receivable from major sales agents	716,971	716,072
Loans receivable	73,040	72,948
Investment (equity method)	370,223	344,591
Related party receivables – affiliates	1,270,609	1,960,166
Related party receivables	310,418	411,040
Other receivable	156,782	199,880
Goodwill	811,468	810,450
Property, plant and equipment	1,713,344	1,704,179
Less: accumulated depreciation	(378,224)	(335,101)
License agreement	1,476,759	1,474,906
Less: accumulated amortization	(787,513)	(748,894)

Total non-current assets	5,733,877	12,577,380

TOTAL ASSETS	$15,568,395	$15,289,864

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$458,216	$285,730
Accrued expenses and levies	115,789	199,346
Deferred revenues	281,030	185,575
Taxes payable	-	16,897
Other payable	180,961	131,185

Total current liabilities	1,035,996	818,733

Equity

China Marketing Media Holdings, Inc. stockholders’ equity:
Common stock, no par value, 100,000,000 shares authorized,
28,686,002 common shares issued and outstanding	1,112,546	1,112,546
Retained earnings	11,320,273	11,254,479
Additional paid-in capital	165,000	165,000
Accumulated other comprehensive income	1,923,265	1,905,139
Total China Marketing Media Holdings, Inc. stockholders’ equity	14,521,084	14,437,164
Non-controlling interests	11,315	33,967
Total equity	14,532,399	14,471,131

TOTAL LIABILITIES AND EQUITY	$15,568,395	$15,289,864

See accompanying notes to condensed consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended March 31,
	2009	2008
Revenue, net	$4,423,008	$2,609,784
Cost of revenue (inclusive of amortization)	3,015,549	728,514
Gross profit	1,407,459	1,881,270
Operating expenses:
Payroll expenses	634,842	322,861
Other general and administrative	725,910	692,376
Total operating expenses	1,360,752	1,015,237
Income from operations	46,707	866,033
Other income (expense):
Interest income	7,542	1,305
Equity investment loss from unconsolidated subsidiary	(18,622)	(12,824)
Other income	7,595	46,741
Income from continuing operations before income taxes	43,222	901,255
Provision for income taxes	120	80,504
Income from continuing operations, net of tax	43,102	820,751
Discontinued operations, net of tax	-	(83,945)
NET INCOME	43,102	736,806
Add: Net loss attributable to the non-controlling interests	22,692	40,294
Net income attributable to China Marketing Media Holdings, Inc.	$65,794	$777,100
Earnings per share – basic and diluted:
Income from continuing operations attributable to China Marketing Media Holdings, Inc. common shareholders	$0.00	$0.03
Discontinued operations attributable to China Marketing Media Holdings, Inc. common shareholders	$(0.00)	$(0.00)
Net income attributable to China Marketing Media Holdings, Inc. common shareholders	$0.00	$0.03
Weighted average common stock outstanding – Basic and Diluted	28,686,002	27,586,002

See accompanying notes to condensed consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended March 31,
	2009	2008

NET INCOME	$43,102	$736,806

Other comprehensive income:
- Foreign currency translation gain	18,126	507,359

COMPREHENSIVE INCOME	$61,228	$1,244,165
Add: Comprehensive loss attributable to the noncontrolling interests	22,652	40,294
Comprehensive income attributable to China Marketing Media Holdings, Inc.	$83,880	$1,284,459

See accompanying notes to condensed consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$65,794 $	777,100
Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities:
Amortization and depreciation	80,370	114,024
Non-controlling interests	(22,692)	(40,294)
Equity investment loss from unconsolidated subsidiary	18,622	12,824
Changes in operating assets and liabilities:
Deferred tax assets	-	35,527
Accounts receivable	(885,967)	11,245
Inventory	76,077	-
Other receivable	33,911	(45,089)
Due from major sales agents	-	(137,658)
Prepaid expenses	(69,916)	(147,878)
Other assets	-	52,413
Accounts payable	172,102	(50,633)
Accrued expenses and levies	(83,785)	(47,520)
Other payable	49,597	(52,546)
Taxes payable/refundable	(111,684)	31,573
Deferred revenues	95,209	52,755

Net cash (used in) provided by operating activities – continuing operations	(582,362)	565,843
Net cash used in discontinued operations	-	-

Net cash (used in) provided by operating activities	(582,362)	565,843

Cash flows from investing activities:
Purchase of property, plant and equipment	(7,024)	(62,901)
Refund of investment deposit	5,973,777	-
Purchase of investment	(21,909)	-
Advance to related entities	(44,254)	-
Repayment from related party receivables	699,658	-
Advance to unconsolidated entity	-	(491,054)

Net cash provided by (used in) investing activities – continuing operations	6,600,248	(553,955)
Net cash provided by (used in) discontinued operations	-	-

Net cash provided by (used in) investing activities	6,600,248	(553,955)

See accompanying notes to condensed consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended March 31,
	2009	2008
Cash flows from financing activities:
Net cash provided by financing activities – continuing operations	-	-
Net cash provided by discontinued operations	-	-
Net cash provided by financing activities	-	-
Effect of exchange rate changes in cash and cash equivalents	3,580	75,496
NET CHANGE IN CASH AND CASH EQUIVALENTS	6,021,466	87,384
BEGINNING OF PERIOD	2,161,227	1,548,602
END OF PERIOD	$8,182,693	$1,635,986
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$80,504
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE — 1     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of December 31, 2008 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2009 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE — 2     ORGANIZATION AND BUSINESS BACKGROUND

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

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE — 2     ORGANIZATION AND BUSINESS BACKGROUND (Continued)

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

NOTE — 3     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the period reported. Actual results may differ from these estimates.

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

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE — 3     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Depreciable life
Buildings	20 years
Motor vehicle	5 years
Furniture and equipment	5 years
Computer equipment	5 years

Expenditure for maintenance and repairs is expensed as incurred. The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the consolidated statement of operations.

	March 31, 2009	December 31, 2008

Buildings	$1,076,845	$1,075,494
Motor vehicle	327,671	327,260
Furniture and equipment	168,784	162,911
Computer equipment	140,044	138,514
	1,713,344	1,704,179
Less: accumulated depreciation	(378,224)	(335,101)

Property, plant and equipment, net	$1,335,120	$1,369,078

Depreciation expense for the period ended March 31, 2009 and 2008 was $42,697 and $54,843, respectively.

Long-lived assets of the Company are reviewed annually to assess whether the carrying value has become impaired according to the guidelines established in Statement of Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." No impairment of assets was recorded in the periods reported.

  Intangible assets

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill amounts are not amortized, but rather are tested for impairment at least annually. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives, which is the ten years of the "license agreement." The carrying amount of the asset is reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. No intangible asset impairment charges are deemed necessary for the period ended March 31, 2009.

Amortization expense of license agreement included in cost of revenue for the period ended March 31, 2009 and 2008 was $37,673 and $59,181, respectively.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE — 3     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Balance as of December 31, 2005	$78,555
Investment loss (48%)	(41,835)
Advances made to SKTC	166,031
Balance as of December 31, 2006	202,751
Investment loss (48%)	(49,916)
Advances made to SKTC	217,541
Balance as of December 31, 2007	370,376
Investment loss (48%)	(47,908)
Advances made to SKTC	22,123
Balance as of December 31, 2008	344,591
Investment loss (48%)	(18,622)
Advances made to SKTC	44,254
Balance as of March 31, 2009	$370,223

  Non-controlling interest

Non-controlling interest represents non-controlling owners 49% of equity in SZNT as of March 31, 2009.

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

The Company recognizes revenues for the advertising sales and consulting service ratably over the periods when the customer's advertisements are published and service are provided. Total revenue from the advertising sales is $886,503 and $1,116,016 for the period ended March 31, 2009 and 2008, respectively. Total revenue from marketing consulting service is $324,082 and $486,556 for the period ended March 31, 2009 and 2008, respectively.

In addition, the Company recognizes revenue from the publishing of above magazines when the risks and rewards of ownership of the goods have transferred to the customer, which is usually on delivery or when title passes. Total revenue from the publishing business is $634,303 and $1,007,212 for the periods ended March 31, 2009 and 2008, respectively. The new business of selling electronic products online attributed $2,578,120 for the period ended March 31, 2009.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE — 3     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Three months ended March 31,
	2008	2009

Advertising sales	$886,503	$1,116,016
Marketing consulting service	324,082	486,556
Publishing	634,303	1,007,212
Selling electronic products	2,578,120	-

Total revenue	$4,423,008	$2,609,784

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

Second, order distribution involves requests made by a subscriber to us for a single or multiple issues of magazines that do not involve an ongoing subscription. Upon receipt of order requests and payment, we deliver the ordered issues to the address requested by the subscriber. Returns are not permitted for magazines sold through direct request subscription.

Third, agency distribution involves delivery of our magazines to sales agents who in turn distribute the magazines to retail agents at various locations throughout China. The Company granted sales agents a two-month return privilege. Average return rate for the period ended March 31, 2009 and 2008 was 14.76% and 12.42%, respectively.

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

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE — 3     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

	Three months ended March 31,
	2009	2008
Numerator for basic and diluted EPS
Income from continuing operations attributable to China
Marketing Media Holdings, Inc. common shareholders	$43,102	$820,751
Discontinued operations attributable to China Marketing Media
Holdings, Inc. common shareholders	$-	$(83,945)
Net income attributable to China Marketing Media Holdings,
Inc. common shareholders	43,102	736,806

Denominator for basic and diluted EPS
Weighted average shares of common stock outstanding	28,686,002	27,686,002

Earnings per share – basic and diluted
Income from continuing operations attributable to China
Marketing Media Holdings, Inc. common shareholders	$0.00	$0.03
Discontinued operations attributable to China Marketing Media
Holdings, Inc. common shareholders	$(0.00)	$(0.00)
Net income attributable to China Marketing Media Holdings,
Inc. common shareholders	$0.00	$0.03

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

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE — 3     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RMB is not freely convertible into the currency of other nations. All such exchange transactions must take place through authorized institutions. There is no guarantee the RMB amounts could have been, or could be, converted into US dollars at rates used in translation.

  Income taxes

The Company accounts for income tax using SFAS No. 109 “Accounting for Income Taxes”, which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the statements of operations in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized. The Company has recorded deferred tax assets of $0 and $0 as of March 31, 2009 and December 31, 2008, respectively.

The Company also adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. The Company did not have any adjustment to the opening balance of retained earnings as of January 1, 2007 as a result of the implementation of FIN 48. In accordance with FIN 48, the Company also adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. For the period ended March 31, 2009 and 2008, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2009, the Company did not have any significant unrecognized uncertain tax positions.

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

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE — 3     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE — 4     INVESTMENT DEPOSIT

On December 13, 2007, Shenzhen New Media entered into an Operating and Management Agreement with Shanghai Longcom Telecom Co. Ltd. ("Longcom") for an acquisition of 100% operation rights in Shanghai Longcom. Shenzhen New Media paid RMB 40,000,000 (approximately $5,967,143) as a purchase deposit. Longcom is engaged in online direct marketing, distribution, B2C (business to consumer) e-commerce, IT retail and 3 C (computer, communication and consumer products) retail sales model by cooperating with mainstream products OEM/ODM manufacturers.

On December 5, 2008, Shenzhen New Media and Longcom mutually agreed to terminate the agreement and the investment deposit was fully refunded in March 2009. The agreement was terminated as Longcom was not able to achieve its after-tax net income for the fiscal year ending December 31, 2008 as promised.

NOTE — 5     LOANS RECEIVABLE FROM MAJOR SALES AGENTS

The Company had loans receivable amounting to $716,971 and $716,072 as of March 31, 2009 and December 31, 2008, respectively. Loans were provided to the Company's major sales agents. The loans are unsecured, and bear no interest. These loans have no fixed payment schedule and are due on demand.

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

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE — 6     PREPAID EXPENSES

Prepaid expenses consist primarily of prepayments made to an unrelated company in advance for future financial and legal consultation services. As of March 31, 2009 and December 31, 2008, prepaid balance under these arrangements totaled $217,110 and $110,525, respectively.

NOTE — 7     RELATED PARTY TRANSACTIONS WITH AN AFFILIATE

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

Related party balance as of March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008
Loan receivable – CMO	$1,270,609	$1,960,166
Related party receivables - affiliates	$1,270,609	$1,960,166

The above loans are unsecured, and bear no interest. These loans have no fixed payment schedule and are payable on demand.

NOTE — 8     INCOME TAXES EXPENSE

United States

The Company was incorporated in the United States of America and is subject to U.S. tax law. No provisions for income taxes have been made as the Company has no U. S. taxable income for the periods presented. The applicable income tax rates for the Company for the period ended March 31, 2009 and 2008 are 34%.

British Virgin Islands

The Company’s subsidiary, Media Challenge was incorporated in the British Virgin Islands and is not subject to income taxes under the current laws of the British Virgin Islands.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE — 8     INCOME TAXES EXPENSE (Continued)

PRC

The Company’s subsidiaries in the PRC are currently subject to income taxes according to applicable tax laws in the PRC. The tax rates are 15% for NMA, 15% for Shenzhen New Media and Shenzhen Media and 0% for CMO. The provision for income taxes for the years ended March 31, 2009 and 2008 was $120 and $80,504, respectively.

Pursuant to the laws and regulations in the PRC, NMA, as a wholly-foreign-owned enterprise ("WFOE") in the PRC, is entitled to an exemption from the PRC enterprise income tax for two years commencing from its first profitable year in 2006. NMA accounts for most of the revenue during the periods presented. Other subsidiaries income tax rates range from 0% to 25%.

(a)

The provision for income taxes consists of the following:

	Three months ended March 31,
	2009	2008
PRC:
Current tax	$120	$80,504
Deferred tax	-	-

	$120	$80,504

The amount represents the difference of the provision for PRC enterprise income tax calculated at the subsidiary’s standard income tax rate of 15%.

(b)

Deferred tax

No provision for deferred tax assets or liabilities has been made, since the Company had no material temporary differences between the tax bases of assets and liabilities and their carrying amounts.

NOTE — 9     CONCENTRATIONS AND RISK

The Company is exposed to the following concentrations of risk:

As discussed in Note 7, the Company's operations are conducted through an agreement with CMO, a company owned by the PRC government. The revenues are generated through production of the magazines owned by CMO. The current contract will terminate in 2013, and it is unknown whether the contract will be renewed. A change in the political climate in the PRC could also have a material adverse effect on the Company's business.

(a)

Major distribution agents for the publishing business

For the period ended March 31, 2009 and 2008, approximately 20% and 14% of the Company’s sales are generated from its 4 major sales agents in the PRC, respectively. The representatives solicited advertising from the general public in their designated geographic territory.

The Company’s magazines are believed to be well established and recognized by the general public. In this regard, the management believes no severe impact would occur on the Company sales if any of the distributing agents were lost.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE — 9     CONCENTRATIONS AND RISK (Continued)

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

NOTE — 10     COMMITMENTS AND CONTINGENCIES

(a)

Operating lease commitments

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

These leases require monthly payments as follows: a monthly payment of $17,832 from November 2007 to November 2009, a monthly payment of $5,256 from September 2007 to August 2009, a monthly payment of $4,504 from October 2008 to October 2009, and a monthly payment of $2,017 from April 2008 to April 2009, respectively.

As of March 31, 2009, the Company has future minimum rental payments of $189,063 under these operating leases in the next 12 months.

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

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE — 11 RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

On January 12, 2009, the FASB issued FSP EITF 99-20-01, “Amendment to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. The FSP is shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The Company does not believe this pronouncement will impact its financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2008 and subsequent SEC filings, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

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

To increase our revenue stream, our management began exploring the feasibility of engaging in new business lines in July 2007. Management considered the potential costs and benefits of launching another magazine or acquiring other publishing or advertising assets and determined that such actions require capital outlays that are greater than the company can currently afford and would take several months or years to implement. As a result, management investigated other business types to increase our revenues with lower capital expenditures and shorter ramp up times. During the search for new business opportunities, management noted that credit cards are the fastest-growing consumer credit product in China, and it is widely expected in China that card usage and profitability will experience explosive growth over the next decade. According to Shanghai Daily (June 25, 2008), China had more than 104.73 million credit cards in circulation at the end of March of 2008, up 92.9 percent since a year ago. While cash is still the main form of payment in China, the use of credit cards is becoming a popular alternative to carrying banknotes. As a result of, or possible contributing to the increasing popularity of credit cards, many consumers in China are choosing to shop online and pay with credit cards. Consumers in China are realizing that online shopping allows consumers to browse through many items and categories without leaving their homes, to compare prices of multiple suppliers or stores, and to arrange for convenient shipping of products by the supplier. Our management decided that the company should enter into the online sales and marketing business to take advantage of this marketplace trend. The management believes that engaging in online business is beneficial and suitable for small business like ours as it requires significantly lower capital outlay compared with traditional business approaches. In July 2008, we began our new business of online marketing and sales of electronic products by entering into various cooperation arrangements with Chinese banks. These banks' existing consumer communication channel allows us to spend a limited amount of money as the startup cost for advertisement. We have been able to market and sell our products by sending marketing brochures with the banks' monthly statements to their credit card customers and receive payments through the banks' already developed online payment mechanism.

The following chart reflects our organizational structure as of the date of this report.

China Marketing Media Holdings, Inc. (Texas)
100%
Media Challenge Holdings Limited (BVI)
100%
Shenzhen New Media Consulting Co., Ltd. (PRC)
Sale and Marketing Publishing House (PRC)(3)
10-years operation and management right agreement allows our indirect subsidiary to publish magazines and sell advertising
51%
100%
100%
100%
Shanghai Zhiduo Network Technology Company Limited (PRC)(5)
Shenzhen Media Investment Co., Ltd. (PRC)
Shenzhen Caina Brand Consultant Company (PRC)
Shenzhen New Media Advertising Company Ltd. (PRC)
100%
Beijing Caina Xianliang Marketing and Layout Company (PRC)
30%
10%
100%
48%
Shanghai Qiyu Information Technology Company Limited (PRC)(6)
Beijing Orient Converge Human Resources Management Center Co., Ltd.(4)
Beijing Media Management Consultation Company (PRC)(1)
Shenzhen Keungxi Technology Company Ltd. (PRC)(2)

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

(6) In January 2009, Shenzhen Media Investment purchased 30% ownership of Shanghai Qiyu Information Technology Co Ltd., a company organized under PRC law, or Shanghai Qiyu, for a cash price of RMB 150,000 (approximately $22,059) from three individual shareholders of Shanghai Qiyu, Mr. Fan Ren Kong (20.1%), Mr. Su Zhang (8.4%) and Mr. Ji Wei Fu (1.5%) . Shanghai Qiyu is engaged in the business of maintaining and operating “Top Marketing,” a comprehensive media platform used by sales and marketing professionals.

First Quarter Financial Performance Highlights

The following are some financial highlights for the first quarter of 2009:

  Revenues: Our revenues were approximately $4.42 million for the first quarter of 2009, an increase of 69.5% from the same quarter of last year.

  Gross Margin: Gross margin was 31.8% for the first quarter of 2009, as compared to 72.1% for the same period in 2008.

  Operating Profit: Operating profit was approximately $0.05 million for the first quarter of 2009, a decline from approximately $0.87 million of the same period last year.

  Net Income: Net income was approximately $0.07 million for the first quarter of 2009, a decrease of 91.5% from the same period of last year.

  Fully diluted earnings per share was $0 for the first quarter of 2009.

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

During the three-month period ended March 31, 2009, we generated revenues through sales of our magazines, sales of advertising space in our magazines and providing sales, marketing consulting services and online sale of electronic products. The following table summarizes the results of our operations during the three month periods ended March 31, 2009 and 2008, and provides information regarding the dollar and percentage increase or (decrease) from the three month period ended March 31, 2008 to the three month period ended March 31, 2009.

	Three Months Ended March 31,
Item	2009	2008	Increase	% Increase
			(Decrease)	(% Decrease)
Revenue	$4,423,008	$2,609,784	$1,813,224	69.5%
Cost of Sales	$3,015,549	$728,514	$2,287,035	313.9%
Gross Profit	$1,407,459	$1,881,270	$(473,811)	(25.2%	)
Operating Expenses	$1,360,752	$1,015,237	$345,515	34.0%
Other Income	$(3,485)	$35,222	$(38,707)	(109.9%	)
(Expense)
Provision for Taxes	$120	$80,504	$(80,384)	(99.9%	)
Net Income	$65,794	$777,100	$(711,306)	(91.5%	)

Revenue

Our revenues during the three-month period ended March 31, 2009 amounted to $4,423,008, which is $1,813,224 or 69.5% more than the same period in 2008, when we had revenues of $2,609,784. The increase in revenues for the first quarter 2009 is mainly due to an expansion of our online sale of electronic products, which began in July 2008.

Components of Revenues

The following table shows the different components comprising our total revenues during the three month periods ended March 31, 2009 and 2008.

Revenue Category	Three Months Ended	Three Months Ended	Increase	% Increase
	March 31, 2009	March 31, 2008	(Decrease)	(% Decrease)

Magazine Sales	$324,083	$486,556	$(162,473)	33.4%
Advertising Sales	$886,503	$1,116,016	(229,513)	20.6%
Consulting Services	$634,302	$1,007,212	$(372,910)	37%
Electronic Products	$2,578,120	-	$2,578,120	100%
Total	$4,423,008	$2,609,784	$1,813,224	69.5%

Cost of Sales

Our cost of sales during the three-month period ended March 31, 2009 and for the same period of 2008 was $3,015,549 and $728,514, respectively, which accounts for 68.2% and 27.9%, respectively, as a percentage of total revenues during the applicable periods. The dollar amount of the costs of goods sold increased significantly mainly because of an increase in the cost of purchasing electronic products inventory. Cost of sales as a percentage of annual revenues increased by about 126.1% during the first quarter of 2009 as compared with the same period in 2008, which is mainly attributable to the fact that lower margin electronic products accounted for a higher percentage of our total sales during the first three months of 2009.

Expenses

Our expenses consist of payroll and other general and administrative expenses. Payroll expense was $634,842 during the three-month period ended March 31, 2009 compared to $322,861 during the same period of 2008. The increase in payroll expense is mainly due to the fact that more employees were hired for the expansion of our online sales of electronic products and the operations of our subsidiary, Shanghai Zhiduo Network Technology Company Limited ..

Our other general and administrative expenses were $725,910 (16.4% of total sales) and $692,376 (26.5% of total sales) during the first quarter of 2009 and the first quarter of 2008, respectively. The increase of our other general and administrative expenses is mainly due to the fact that our advertising department has cut down travel expenses during the first quarter of 2009 in light of the overall business slowdown..

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

We incurred income taxes of $120 and $80,504 during the three months ended March 31, 2009 and 2008, respectively or a decrease of 99.9% . We paid less tax during the first quarter of 2009 due to the decreased taxable income.

Net income (profit after taxes)

We earned net income of $65,794 and $777,100 during the three-month period ended March 31, 2009 and 2008, respectively or a decrease of 91.5% . The decrease in our net income in the first quarter of 2009 is primarily attributable to the lower gross profit margin.

Liquidity and Capital Resources

As of March 31, 2009, we had cash and cash equivalents (including restricted cash) of approximately $8.2 million. Currently, we do not have outstanding bank loans. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Three Months Ended
	March 31,
	2009	2008
Net cash provided by (used in) operating activities	$(582,362)	$565,843
Net cash provided by (used in) investing activities	$6,600,248	$(553,955)
Net cash provided by (used in) financing activities	$-	$-
Net cash inflow /(Outflow)	$6,021,466	$87,384

Operating Activities:

Net cash used in operating activities was approximately $0.58 million during the first quarter of 2009, which is a decrease of approximately $1.15 million from approximately $0.57 million net cash provided by operating activities for the same period of 2008. Such decrease of net cash provided by operating activities was primarily attributable to a decrease in accounts receivable.

Investing Activities:

Our main uses of cash for investing activities are payments relating to the acquisition of property, plant and equipment.

Net cash provided by investing activities was approximately $6.6 million during the first quarter of 2009, an increase of approximately $7.15 million from approximately $0.55 million net cash used in investing activities for the same period of 2008. Such increase in net cash provided by investing activities was attributable to a refund of approximately $5.9 million purchase deposit to us after we terminated the operating and management agreement with Shanghai Longcom Telecom Co. Ltd

Financing Activities

Net cash provided by financing activities during the first quarter of 2009 was approximately $0 million as compared to $0 million provided by financing activities for the same period of 2008.

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

Currency Fluctuations

Our operating subsidiaries are located in China. All expenses of the subsidiary and revenue received from customers are incurred in China denominated in RMB as the functional currency. Based on Chinese government regulation, all foreign currencies under the category of current accounts are allowed to be freely exchanged with hard currencies. During the past years of operation through July of 2005, there were no significant changes in exchange rates. On July 21, 2005, the Chinese government changed its foreign currency exchange policy from a fixed RMB/USD exchange rate into a flexible rate under the control of the Chinese government. From August 2005 through March 2009, the value of RMB against US dollars appreciated by 15.4%, from RMB8.1/ $1 to RMB 6.85/ $1.

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

On January 12, 2009, the FASB issued FSP EITF 99-20-01, “Amendment to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. The FSP is shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The Company does not believe this pronouncement will impact its financial statements.

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

As required by Rule 13a-15 under the Exchange Act, our Chief Executive Officer and Interim Chief Financial Officer, Mr. Yingsheng Li, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based on that evaluation, Mr. Li concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2009.

As we disclosed in our Annual Report on Form 10-K filed with the SEC on April 15, 2009, during our assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, management identified the significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) the absence of an Audit Committee. Because our current accounting department is relatively new to U.S. GAAP and the related internal control procedures required of U.S. public companies, our management has determined that they require additional training and assistance in U.S. GAAP matters. Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions. Finally, management determined that the lack of an Audit Committee of the board of directors of the Company also contributes to insufficient oversight of our accounting and audit functions.

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

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended March 31, 2009, as described above, we have taken or are taking certain remediation measures that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-month period ended March 31, 2009, we made no unregistered sales of our equity securities.

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

DATED: May 20, 2009

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