Form 10-Q
period 2009-06-30
China Marketing Media Holdings, Inc.
filed 2009-08-19
CIK 1353307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2009

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 18, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, no par value	28,686,002

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA MARKETING MEDIA HOLDINGS, INC.
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008	2
Condensed Consolidated Statements of Operations And Comprehensive Income for the three and six months ended June 30, 2009 and 2008	3 - 4
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008	5 - 6
Notes to Condensed Consolidated Financial Statements	7 - 19

CHINA MARKETING MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,747,964	$2,161,227
Accounts receivable	1,195,641	19,253
Prepaid expenses	253,618	110,525
Inventory	487,429	421,479
Total current assets	10,684,652	2,712,484
Non-current assets:
Investment deposit – purchase of targets	-	5,967,143
Loans receivable from major sales agents	588,856	716,072
Loans receivable	73,048	72,948
Investment (equity method)	372,935	344,591
Related party receivables – affiliates	1,335,749	1,960,166
Related party receivables	332,369	411,040
Other receivable	108,898	199,880
Goodwill	811,563	810,450
Property, plant and equipment	1,726,597	1,704,179
Less: accumulated depreciation	(421,195)	(335,101)
License agreement	1,476,931	1,474,906
Less: accumulated amortization	(815,684)	(748,894)
Total non-current assets	5,590,067	12,577,380
TOTAL ASSETS	$16,274,719	$15,289,864
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$835,179	$285,730
Accrued expenses and levies	99,827	199,346
Deferred revenues	312,838	185,575
Taxes payable	41,249	16,897
Other payable	263,970	131,185
Total current liabilities	1,553,063	818,733
Commitments and contingencies
Equity:
China Marking Media Holdings, Inc. stockholders’ equity:
Common stock, no par value, 100,000,000 shares authorized, 28,686,002 common shares issued and outstanding	1,112,546	1,112,546
Additional paid-in capital	165,000	165,000
Retained earnings	11,519,154	11,254,479
Accumulated other comprehensive income	1,924,956	1,905,139
Total China Marketing Media Holdings, Inc. stockholders’ equity	14,721,656	14,437,164
Non-controlling interests	-	33,967
Total equity	14,721,656	14,471,131
TOTAL LIABILITIES AND EQUITY	$16,274,719	$15,289,864

See accompanying notes to condensed consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Revenue, net:
Magazine advertising	$2,077,183	$3,315,283	$3,922,071	$5,745,067
Electronics	3,393,444	-	5,971,564	-
	5,470,627	3,135,283	9,893,635	5,745,067
Cost of revenue:
Magazine advertising	1,454,610	910,099	2,699,188	1,638,613
Electronics	2,376,361	-	4,109,658	-
	3,830,971	910,099	6,808,846	1,638,613
Gross profit	1,639,656	2,225,184	3,084,789	4,106,454
Operating expenses:
Payroll expenses	609,595	792,137	1,244,437	1,114,998
Other general and administrative	820,864	444,688	1,584,448	1,137,064
Total operating expenses	1,430,459	1,236,825	2,828,885	2,252,062
Income from operations	209,197	988,359	255,904	1,854,392
Other income (expense):
Interest income	7,341	11,372	14,883	12,677
Equity investment loss from unconsolidated subsidiary	(20,117)	(12,536)	(38,739)	(25,360)
Other income (expense)	2,523	(14,297)	10,120	32,444
Total other income (expense)	(10,253)	(15,461)	(13,736)	19,761
Income from continuing operations before income taxes	198,944	972,898	242,168	1,874,153
Provision for income taxes	(11,394)	(195,442)	(11,515)	(275,946)
Income from continuing operations, net of tax	187,550	777,456	230,653	1,598,207
Discontinued operations, net of tax	-	(86,644)	-	(170,589)
NET INCOME	187,550	690,812	230,653	1,427,618
Add: net loss attributable to the non-controlling interests	11,330	41,588	34,022	81,882
Net income attributable to China Marketing Media Holdings, Inc.	$198,880	$732,400	$264,675	$1,509,500

See accompanying notes to condensed consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME (CONTINUED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Earnings per share – basic and diluted:
Income from continuing operations attributable to China Marketing Media Holdings, Inc. common stockholders	$0.01	$0.03	$0.01	$0.06
Discontinued operations attributable to China Marketing Media Holdings, Inc. common stockholders	$-	$(0.00)	$-	$(0.01)
Net income attributable to China Marketing Media Holdings, Inc. common stockholders	$0.01	$0.03	$0.01	$0.05
Weighted average common stock outstanding – basic and diluted	28,686,002	27,586,002	28,686,002	27,586,002
NET INCOME	$187,550	$690,812	$230,653	$1,427,618
Other comprehensive income:
- Foreign currency translation gain	1,746	303,463	19,872	810,822
COMPREHENSIVE INCOME	$189,296	$994,275	$250,525	$2,238,440
Add: comprehensive loss attributable to the noncontrolling interests	11,315	41,588	33,967	81,882
Comprehensive income attributable to China Marketing Media Holdings, Inc.	$200,611	$1,035,863	$284,492	$2,320,322

See accompanying notes to condensed consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net income attributable to China Marketing Media Holdings, Inc.	$264,675	$1,509,500
Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities:
Amortization and depreciation	161,747	207,560
Non-controlling interests	(34,022)	(81,882)
Equity investment loss from unconsolidated subsidiary	38,739	25,360
Changes in operating assets and liabilities:
Deferred tax assets	-	37,307
Accounts receivable	(1,098,389)	4,585
Inventory	(65,385)	(161,524)
Other receivable	81,841	105,372
Due from major sales agents	128,229	(648,486)
Prepaid expenses	(106,441)	(178,070)
Accounts payable	549,182	122,971
Accrued expenses and levies	(99,805)	(38,847)
Other payable	132,628	(13,546)
Taxes payable	24,446	191,408
Deferred revenues	127,038	228,079
Net cash provided by operating activities – continuing operations	104,483	1,309,787
Net cash provided by discontinued operations	-	-
Net cash provided by operating activities	104,483	1,309,787
Cash flows from investing activities:
Purchase of property, plant and equipment	(20,083)	(272,035)
Purchase of investment	(45,169)	-
Return of deposit for investment in subsidiary	5,976,710	-
Payment from related entities	569,273	-
Advance to related entities	-	(489,647)
Net cash provided by (used in) investing activities – continuing operations	6,480,731	(761,682)
Net cash provided by discontinued operations	-	-
Net cash provided by (used in) investing activities	6,480,731	(761,682)

See accompanying notes to condensed consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Six months ended June 30,
	2009	2008
Cash flows from financing activities:
Proceeds from related party payables	-	-
Net cash provided by discontinued operations	-	-
Net cash provided by financing activities	-	-
Effect of exchange rate changes in cash and cash equivalents	1,523	152,353
NET CHANGE IN CASH AND CASH EQUIVALENTS	6,586,737	700,458
BEGINNING OF PERIOD	2,161,227	1,548,602
END OF PERIOD	$8,747,964	$2,249,060
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$275,946
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of December 31, 2008 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2009 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 2 ORGANIZATION AND BUSINESS BACKGROUND

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

According to an agreement, dated March 7, 2005, Shenzhen New Media acquired 100% of Shenzhen Media Investment Co., Ltd. ("Shenzhen Media"), an entity controlled by six common owners of Media Challenge. Shenzhen Media was formed on October 22, 2003, under the laws of the PRC. China Marketing completed the acquisition of Shenzhen Media on December 21, 2005, and Shenzhen Media is now a wholly-owned subsidiary of Shenzhen New Media. The transaction was accounted for as a transfer of entities under common control.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

On March 7, 2005, Shenzhen New Media entered into an agreement to acquire 100% of Shenzhen Media Investment Co., Ltd. ("Shenzhen Media"), an entity controlled by six common owners of Media Challenge. Shenzhen Media was formed on October 22, 2003, under the laws of the PRC. Shenzhen New Media completed the acquisition of Shenzhen Media on December 21, 2005, and Shenzhen Media is now a wholly-owned subsidiary of Shenzhen New Media. The transaction was accounted for as a transfer of entities under common control.

In October 2004, Shenzhen Media formed a new wholly-owned subsidiary in the PRC known as Beijing Media Management and Consulting Co., Ltd. ("Beijing Media").

In November 2005, Shenzhen New Media formed a new wholly-owned subsidiary in the PRC known as Shenzhen New Media Advertising Co., Ltd. ("NMA"). The registered capital of NMA is one million RMB (approximately $122,100).

In November 2007, Shenzhen Media formed a new 52% owned subsidiary in the PRC known as Beijing Orient Converge Human Resources Management Center Co. Ltd.( "BJOC"). The registered capital of BJOC is RMB5,000,000 (approximately $684,500).

On July 18, 2008, Shenzhen New Media formed a new 51% owned subsidiary, Shanghai Zhiduo Network Technology Company Limited ("SZNT") under the laws of the PRC. The registered capital of SZNT is RMB 1,000,000 (approximately $142,879). SZNT is engaged in the business of management consulting services and brand name consulting services.

On August 2, 2008, Shenzhen Media sold 42% ownership of BJOC to Shanghai Cheng Mei Biotechnology Co., Ltd. ("Shanghai Cheng Mei") for a cash price of RMB987,461 (approximately $141,831). After the sale, Shenzhen Media owns 10% of BJOC.

The consolidated entity is hereafter referred to as "the Company".

The Company engages in the sale of its magazines and advertising space within its magazines, which are sold throughout China; and provides consulting services to clients concerning advertising and marketing matters. The Company also conducts online sales of electronic products through Shenzhen Media.

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the period reported. Actual results may differ from these estimates.

●	Cash and cash equivalents

For purposes of the statements of cash flows, cash and cash equivalents includes cash on hand and demand deposits held by banks. Deposits held in financial institutions in the PRC are not insured by any government entity or agency.

●	Trade accounts receivable

Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount becomes questionable.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)
●	Inventory

Inventories are stated at the lower of cost, as determined on a first-in, first-out basis, or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower.

●	Property, plant and equipment

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

	June 30, 2009	December 31, 2008

Buildings	$1,076,971	$1,075,494
Motor vehicle	327,710	327,260
Furniture and equipment	140,060	162,911
Computer equipment	181,856	138,514
	1,726,597	1,704,179
Less: accumulated depreciation	(421,195)	(335,101)
Property, plant and equipment, net	$1,305,402	$1,369,078

Depreciation expense for the period ended June 30, 2009 and 2008 was $85,654 and $107,949, respectively.

Long-lived assets of the Company are reviewed annually to assess whether the carrying value has become impaired according to the guidelines established in the Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." No impairment of assets was recorded in the periods reported.

●	Intangible assets

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill amounts are not amortized, but rather are tested for impairment at least annually. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives, which is the ten years of the "license agreement." The carrying amount of the asset is reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. No intangible asset impairment charges are deemed necessary for the period ended June 30, 2009.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Amortization expense of license agreement included in cost of revenue for the period ended June 30, 2009 and 2008 was $76,093 and $71,468, respectively.

●	Investment (equity method)

Shenzhen Keungxi Technology Company Ltd. ("SKTC") was incorporated in China in October 2005. Its business scope includes, among others, sales and development of computer software, computer and communication systems. It also provides information system consulting services. Shenzhen Media holds 48% of the equity of SKTC and six individual shareholders, Wengao Luo, Xi Chen and Bin Li own the remaining 21.5%, 21.5% and 9% of SKTC, respectively.

Balance as of December 31, 2005	$78,555
Investment loss (48%)	(41,835)
Advances made to SKTC	166,031
Balance as of December 31, 2006	202,751
Investment loss (48%)	(49,916)
Advances made to SKTC	217,541
Balance as of December 31, 2007	370,376
Investment loss (48%)	(47,908)
Advances made to SKTC	22,123
Balance as of December 31, 2008	344,591
Investment loss (48%)	(20,722)
Advances made to SKTC	45,169
Balance as of June 30, 2009	$369,038

Shanghai Qiyu Information Technology Co., Limited (“SQIT”) was incorporated in China in November 2007 and is mainly engaged in the provision of network services. In January 2009, Shenzhen Media acquired 30% of the equity of SQIT.

Balance as of January 1, 2009	$21,914
Investment loss (30%)	(18,017)
Balance as of June 30, 2009	$3,897

●	Non-controlling interest

Non-controlling interest represents non-controlling owners 49% of equity in SZNT as of June 30, 2009.

●	Revenue recognition

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

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The Company publishes six issue magazines each month, (namely Sale edition, Channel edition and Case edition) of "China Marketing" and other special editions periodically, for example, "China Business & Trade" – (Training edition).

The Company recognizes revenues for the advertising sales and consulting service ratably over the periods when the customer's advertisements are published and services are provided. Total revenue from the advertising sales is $1,723,136 and $2,852,113 for the periods ended June 30, 2009 and 2008, respectively. Total revenue from marketing consulting service is $712,097 and $2,102,866 for the periods ended June 30, 2009 and 2008, respectively.

The Company recognizes revenue from the publishing of above magazines when the risks and rewards of ownership of the goods have transferred to the customer, which is usually on delivery or when title passes. Total revenue from the publishing business is $1,486,838 and $790,088 for the periods ended June 30, 2009 and 2008, respectively. Since the fourth quarter of 2008, the Company commenced the new business line of selling electronic products on the internet portal www.ipinipin.com, which attributed $5,971,564 for the period ended June 30, 2009. The Company recognizes revenue from the sale of electronic products at the time of delivery when title and risk of loss have passed to the customer. No returns are allowed, except for defects. Defects are covered by the manufacturer.

	Six months ended June 30,
	2009	2008

Advertising pages sales	$1,723,136	$2,852,113
Marketing consulting service	712,097	2,102,866
Publishing	1,486,838	790,088
Selling electronic products	5,971,564	-
Total revenue	$9,893,635	$5,745,067

●	Cost of revenue

Cost of revenue includes printing, labor costs and amortization incurred by the Company in the production of its magazines. The Company records the estimated cost of returned magazines at the date we delivered the magazines to our vendors. Our sales are based on six main distribution channels throughout China: (1) postal subscription base distribution; (2) direct order distribution; and (3) agency base distribution.

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

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Third, agency distribution involves delivery of our magazines to sales agents who in turn distribute the magazines to retail agents at various locations throughout China. The Company granted sales agents a two-month return privilege. Average return rate for the period ended June 30, 2009 and 2008 was 13.84% and 12.57%, respectively.

In accordance with the provisions of SFAS No. 48, "Criteria for Recognizing Revenue When Right of Return Exists." (FAS 48), an enterprise sells its product but gives the buyer the right to return the product, revenue from the sales transaction shall be recognized at time of sale only if all of the following conditions are met:

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

The Company recognizes magazine sales revenue in accordance with the provisions of FAS 48: first, our price to the sale agent is fixed; second, the sale agent has to pay us fully upon order request and the payment is not contingent on resale of the magazines; third, the Company is not responsible in the event of theft or physical destruction or damage of the product after delivery; fourth, our sale agents include bookstores, reading groups, and culture groups, etc.; fifth, the Company has no obligations to resell the magazines distributed to sales agents; finally, the amount of returns can be reasonably estimated and are included in accrued liabilities.

●	Earnings per share

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

	Six months ended June 30,
	2009	2008
Numerator for basic and diluted EPS
Income from continuing operations attributable to China Marketing Media Holdings, Inc. common stockholders	$230,653	$1,598,207
Discontinued operations attributable to China Marketing Media Holdings, Inc. common stockholders	-	(170,589)
Net income attributable to China Marketing Media Holdings, Inc. common stockholders	$230,653	$1,427,618
Denominator for basic and diluted EPS - Weighted average shares of common stock outstanding	28,686,002	27,586,002
Earnings per share – basic and diluted
Income from continuing operations attributable to China Marketing Media Holdings, Inc. common stockholders		$0.01	$0.06
Discontinued operations attributable to China Marketing Media Holdings, Inc. common stockholders	$	N/A	$(0.01)
Net income attributable to China Marketing Media Holdings, Inc. common stockholders		$0.01	$0.05

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●	Foreign currency translation and comprehensive income

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

●	Income taxes

The Company accounts for income tax using SFAS No. 109 “Accounting for Income Taxes”, which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the statements of operations in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized. The Company has recorded deferred tax assets of $0 and $0 as of June 30, 2009 and December 31, 2008, respectively.

The Company also adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. In accordance with FIN 48, the Company also adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. For the period ended June 30, 2009 and 2008, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2009, the Company did not have any significant unrecognized uncertain tax positions.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

●	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

●	Segment reporting

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

●	Fair value measurement

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (FAS 157), for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. Effective January 1, 2009, the Company adopted SFAS 157 for all non-financial instruments accounted for at fair value on a non-recurring basis. SFAS 157 establishes a new framework for measuring fair value and expands related disclosures. Effective April 1, 2009, the Company adopted FASB FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. Adoption of the FSP had an insignificant effect on the Company’s financial statements.

FAS 157 establishes a new framework for measuring fair value and expands related disclosures. Broadly, FAS 157 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. FAS 157 establishes a three-level valuation hierarchy based upon observable and non-observable inputs. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

For financial assets and liabilities, fair value is the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date.

●	Fair value of financial instruments

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

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●	Restrictions on transfer of assets out of the PRC

Dividend payments by Shenzhen New Media and its direct and indirect subsidiary are limited by certain statutory regulations in the PRC. No dividends may be paid by Shenzhen New Media without first receiving prior approval from the State Administration of Foreign Exchange or its local offices. Dividend payments are restricted to 85% of profits, after tax.

●	Reclassification

Certain amounts in the prior year have been reclassified to conform to the current year's presentation.

NOTE 4 INVESTMENT DEPOSIT

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

NOTE 5 LOANS RECEIVABLE FROM MAJOR SALES AGENTS

The Company had loans receivable amounting to $588,856 and $716,072 as of June 30, 2009 and December 31, 2008, respectively. Loans were provided to the Company's major sales agents. The loans are unsecured, and bear no interest. These loans have no fixed payment schedule and are due on demand.

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

NOTE 6 PREPAID EXPENSES

Prepaid expenses consist primarily of prepayments made to an unrelated company in advance for future financial and legal consultation services. As of June 30, 2009 and December 31, 2008, prepaid balance under these arrangements totaled $253,618 and $110,525, respectively.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 7 RELATED PARTY TRANSACTIONS WITH AN AFFILIATE

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

As of June 30, 2009 and December 31, 2008, related party receivables represented loan receivable from CMO totaling $1,335,749 and $1,960,166, which are unsecured, and bear no interest. These loans have no fixed repayment schedule and are receivable on demand.

NOTE 8 RELATED PARTY RECEIVABLES

As of June 30, 2009 and December 31, 2008, related party receivables represented temporary advances totaling $332,369 and $411,040, which are unsecured, and bear no interest. These related party receivables have no fixed repayment schedule and are receivable on demand.

NOTE 9 INCOME TAXES

United States

The Company was incorporated in the United States of America and is subject to U.S. tax law. No provisions for income taxes have been made as the Company has no U. S. taxable income for the periods presented. The applicable income tax rates for the Company for the period ended June 30, 2009 and 2008 are 34%.

British Virgin Islands

The Company’s subsidiary, Media Challenge was incorporated in the British Virgin Islands and is not subject to income taxes under the current laws of the British Virgin Islands.

PRC

The Company’s subsidiaries in the PRC are currently subject to income taxes according to applicable tax laws in the PRC. The tax rates are 15% for NMA, 15% for Shenzhen New Media and Shenzhen Media and 0% for CMO. The provision for income taxes for the years ended June 30, 2009 and 2008 was $11,515 and $275,946, respectively.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Pursuant to the laws and regulations in the PRC, NMA, as a wholly-foreign-owned enterprise ("WFOE") in the PRC, is entitled to an exemption from the PRC enterprise income tax for two years commencing from its first profitable year in 2006. NMA accounts for most of the revenue during the periods presented. Other subsidiaries income tax rates range from 0% to 25%.

(a) The provision for income taxes consists of the following:

	Six months ended June 30,
	2009	2008
PRC:
Current tax	$11,515	$275,946
Deferred tax	-	-
	$11,515	$275,946

The amount represents the difference of the provision for PRC enterprise income tax calculated at the subsidiary’s statutory income tax rate of 15%.

(b) Deferred tax

No provision for deferred tax assets or liabilities has been made, since the Company had no material temporary differences between the tax bases of assets and liabilities and their carrying amounts.

NOTE 10 CONCENTRATIONS AND RISK

The Company is exposed to the following concentrations of risk:

As discussed in Note 2, the Company's operations are conducted through an agreement with CMO, a company owned by the PRC government. The revenues are generated through production of the magazines owned by CMO. The current contract will terminate in 2013, and it is unknown whether the contract will be renewed. A change in the political climate in the PRC could also have a material adverse effect on the Company's business.

(a) Major distribution agents for the publishing business

For the period ended June 30, 2009 and 2008, approximately 20% and 64% of the Company’s sales are generated from its 4 major sales agents in the PRC, respectively. The representatives solicited advertising from the general public in their designated geographic territory.

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

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

NOTE 11 COMMITMENTS AND CONTINGENCIES

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

These leases require monthly payments as follows: a monthly payment of $17,832 from November 2007 to November 2009, a monthly payment of $5,256 from September 2007 to August 2009, and a monthly payment of $4,504 from October 2008 to October 2009, respectively.

As of June 30, 2009, the Company has future minimum rental payments of $104,280 under these operating leases in the next 12 months.

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

NOTE – 12 SUBSEQUENT EVENTS

There are no subsequent events, The Company has evaluated subsequent events from the balance sheet date through August 19, 2009 with the date being the date that the financial statements are issued or are available to be issued.

NOTE 13 RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (FAS 165), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of FAS 165 for the quarter ended June 30, 2009. The adoption of these provisions did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140” (FAS 166). FAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. FAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt FAS 166 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (FAS 167). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt FAS 167 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (FAS 168). FAS 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards Codification TM (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). FAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its quarterly report on Form 10-Q for the quarter ending September 30, 2009. This will not have an impact on the consolidated results of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; and any statements of belief or intention. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward looking statements. Such risks and uncertainties include any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2008 and subsequent SEC filings, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

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

Overview

We are a holding company and we have no operations other than administrative matters and the ownership of our direct and indirect operating subsidiaries. Through our indirect Chinese subsidiaries, we are engaged in the business of selling magazines and advertising space in our magazines, providing sales and marketing consulting services and selling electronic products. All of our operations, assets, personnel, officers and directors are located in China. Currently, we publish China Marketing (Xiao Shou Yu Shi Chang) magazine in China. Our magazines are Chinese publications tailored to the sales and marketing industry. We publish three issues of China Marketing per month, including a sales edition, case edition and channel edition. From June 2003 through December 2006, we published one issue of China Business & Trade magazine per month, which was the training edition.

China Marketing - Sales edition	China Marketing - Case edition	China Marketing - Channel edition
China Business & Trade - Training edition

Second Quarter Financial Performance Highlights

The following are some financial highlights for the second quarter of 2009:

  Revenues: Our revenues were approximately $5.47 million for the second quarter of 2009, an increase of 74.2% from the same quarter of last year.

  Gross Margin: Gross margin was 29.98% for the second quarter of 2009, as compared to 70.97% for the same period in 2008.

  Operating Profit: Operating profit was approximately $0.21 million for the second quarter of 2009, a decline of approximately 78.79% from approximately $0.99 million of the same period last year.

  Net Income: Net income was approximately $0.19 million for the second quarter of 2009, a decrease of 72.85% from the same period of last year.

  Fully diluted earnings per share was $0.007 for the second quarter of 2009.

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

During the three-month period ended June 30, 2009, we generated revenues through sales of our magazines, sales of advertising space in our magazines and providing sales, marketing consulting services and online sale of electronic products. The following table summarizes the results of our operations during the three month periods ended June 30, 2009 and 2008, and provides information regarding the dollar and percentage increase or (decrease) from the three month period ended June 30, 2008 to the three month period ended June 30, 2009.

	Three Months Ended June 30
Item	2009	2008	Increase	% Increase
			(Decrease)	(% Decrease)
Revenue	$5,470,627	$3,135,283	$2,335,344	74.2%
Cost of Sales	3,830,971	910,099	2,920,872	320.9%
Gross Profit	1,639,656	2,225,184	(585,528)	(26.3%	)
Operating Expenses	1,430,459	1,236,825	193,634	15.7%
Other Income (expense)	(10,253)	(15,461)	(5,208)	(33.7%	)
Provision for Taxes	11,394	195,442	(184,048)	(94.2%	)
Net Income	198,880	732,400	(533,520)	(72.9%	)

Revenue

Our revenues during the three-month period ended June 30, 2009 amounted to $5,470,627, which is $2,335,344 or 74.2% more than the same period in 2008, when we had revenues of $3,135,283. The increase in revenues for the second quarter 2009 is mainly due to the increase in the sale of our magazines and the expansion of our online sale of electronic products, which began in July 2008, both of which offset the decline of revenues from both advertising space sales and consulting service.

Components of Revenues

The following table shows the different components comprising our total revenues during the three month periods ended June 30, 2009 and 2008.

	Three Months June 30
Revenue Category	2009	2008	Increase	% Increase
			(Decrease)	(% Decrease)
Magazine Sales	$1,162,755	$494,198	$668,557	135.3%
Advertising Space Sales	836,633	1,545,430	(708,797)	(45.9%	)
Consulting Service	77,795	1,095,655	(1,017,860)	(92.9%	)
Electronic Products	3,393,444	-	3,393,444	100%
Total	5,470,627	3,135,283	2,335,344	74.2%

Cost of Sales

Our cost of sales during the three-month period ended June 30, 2009 and for the same period of 2008 was $3,830,971 and $910,099, respectively, which accounts for 70% and 29.03%, respectively, as a percentage of total revenues during the applicable periods. The dollar amount of the costs of goods sold increased mainly because of an increase in the cost of purchasing electronic products inventory. Cost of sales as a percentage of revenues increased by about 138.9% during the second quarter of 2009 as compared with the same period in 2008, which is mainly attributable to the fact that lower margin electronic products accounted for a higher percentage of our total sales during the second quarter of 2009.

Operating Expenses

Our expenses consist of payroll and other general and administrative expenses. Payroll expense was $609,595 during the three-month period ended June 30, 2009 as compared to $792,137 during the same period of 2008. The decrease in payroll expense is mainly due to the workforce reduction in the advertising and consulting service departments during the second quarter.

Our other general and administrative expenses were $820,864 (15% of total sales) and $444,688 (14.18% of total sales) during the second quarter of 2009 and the second quarter of 2008, respectively. The increase of our other general and administrative expenses is mainly due to the expenses of renting, marketing and shipment associated with the new business of selling electronic products.

Income taxes

United States

China Marketing Media Holdings, Inc. is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as we had no U.S. taxable income for the period presented.

British Virgin Islands

Media Challenge was incorporated in the BVI, and, under the current laws of the BVI, is not subject to income taxes.

PRC

China passed a new Enterprise Income Tax Law, or the New EIT Law, and its implementing rules, both of which became effective on January 1, 2008. Under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese domestic enterprise for enterprise income tax purposes. The implementing rules of the New EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the New EIT Law and its implementation with respect to non-Chinese enterprises or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often resident in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC shareholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person. Nor are detailed measures on imposition of tax from non-domestically incorporated resident enterprises are available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

We may be deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that the Company is a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the New EIT Law and its implementing rules, dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC shareholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2009 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be credited against our U.S. tax.

Currently the PRC income tax rates are 15% for NMA, 15% for Shenzhen New Media and Shenzhen Media and 0% for CMO.

We incurred income taxes of $11,394 and $195,442 during the three months ended June 30, 2009 and 2008, respectively or a decrease of 94.2%. We incurred less tax during the second quarter of 2009 due to decreased taxable income.

Net income (profit after taxes)

We earned net income of $198,880 and $732,400 during the three-month period ended June 30, 2009 and 2008, respectively or a decrease of 72.9%. The decrease in our net income in the second quarter of 2009 is primarily attributable to the lower gross profit margin.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

The following table summarizes the results of our operations during the six month periods ended June 30, 2009 and 2008, and provides information regarding the dollar and percentage increase or (decrease) from the six month period ended June 30, 2008 to the six month period ended June 30, 2009.

	Six Months Ended June 30
Item	2009	2008	Increase	% Increase
			(Decrease)	(% Decrease)
Revenue	$9,893,635	$5,745,067	$4,148,568	72.2%
Cost of Sales	6,808,846	1,638,613	5,170,233	315.5%
Gross Profit	3,084,789	4,106,454	(1,021,665)	(248.8%	)
Operating Expenses	2,828,885	2,252,062	576,793	25.6%
Other Income (expense)	(13,736)	19,762	(33,498)	(169.5%	)
Provision for Taxes	11,515	275,946	(264,431)	(95.8%	)
Net Income	264,675	1,509,500	(1,244,825)	(82.5%	)

Revenue

Our revenues during the six-month period ended June 30, 2009 amounted to $9,893,635 which is $4,148,568 or 72.2% more than the same period in 2008, when we had revenues of $5,745,067. The increase in revenues for the six months ended June 30, 2009 is mainly due to the increase in our magazine sales and the expansion of our online sale of electronic products, which began in July 2008, both of which offset the decline in revenues from both advertising space sales and consulting service.

Components of Revenues

The following table shows the different components comprising our total revenues during the six month periods ended June 30, 2009 and 2008.

	Six Months Ended June 30
Revenue Category	2009	2008	Increase	% Increase
			(Decrease)	(% Decrease)
Magazine Sales	$1,486,838	$790,088	$696,750	88.2%
Advertising Space Sales	1,723,136	2,852,113	(1,128,977)	(39.6%	)
Consulting Service	712,097	2,102,866	(1,390,769)	66.1%
Electronic Products	5,971,564	-	5,971,564	100%
Total	9,893,635	5,745,067	4,148,568	72.2%

Cost of Sales

Our cost of sales during the six-month period ended June 30, 2009 and for the same period of 2008 was $6,808,846 and $1,638,613, respectively, which accounts for 68.2% and 28.5%, respectively, as a percentage of total revenues during the applicable periods. The dollar amount of the costs of goods sold increased mainly because of an increase in the cost of purchasing electronic products inventory. Cost of sales as a percentage of revenues increased by about 139.3% for the six months ended June 30, 2009 as compared with the same period in 2008, which is mainly attributable to the fact that lower margin electronic products accounted for a higher percentage of our total sales during the first six months of 2009.

Operating Expenses

Our expenses consist of payroll and other general and administrative expenses. Payroll expense was $1,244,437 during the six -month period ended June 30, 2009 as compared to $1,114,998 during the same period of 2008. The increase in payroll expense is mainly because more employees were hired for the expansion of our online sales of electronic products and the operations of our subsidiary, Shanghai Zhiduo Network Technology Company Limited, which offset the decrease in payroll expense in the second quarter due to the workforce reduction in our advertising and consulting service departments.

Our other general and administrative expenses were $1,584,448 (16% of total sales) and $1,137,064 (19.8% of total sales) for the six months ended June 30, 2009 and 2008, respectively. The increase of our other general and administrative expenses is mainly due to the expenses of renting, marketing and shipment associated with the new business of selling electronic products.

Income taxes

We incurred income taxes of $11,515 and $275,946 during the six months ended June 30, 2009 and 2008, respectively or a decrease of 95.8%. We paid less tax during the second quarter of 2009 due to decreased taxable income.

Net income (profit after taxes)

We earned net income of $264,675 and $1,509,500 during the six-month period ended June 30, 2009 and 2008, respectively or a decrease of 82.5%. The decrease in our net income in the first quarter of 2009 is primarily attributable to the lower gross profit margin.

Liquidity and Capital Resources

As of June 30, 2009, we had cash and cash equivalents (including restricted cash) of approximately $8,747,964 million. Currently, we do not have outstanding bank loans. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow

	Six Months Ended June 30,

	2009	2008
Net cash provided by (used in) operating activities	$104,483	$1,309,787
Net cash provided by (used in) investing activities	6,480,731	(761,682)
Net cash provided by (used in) financing activities	-	-

Net cash flow	6,586,737	700,458

Operating Activities:

Net cash provided by operating activities was approximately $0.1 million during the six months ended June 30, 2009, which is a decrease of approximately $1.2 million from approximately $1.3 million net cash provided by operating activities for the same period of 2008. Such decrease of net cash provided by operating activities was primarily attributable to a decrease in accounts receivable.

Investing Activities:

Our main uses of cash for investing activities are payments relating to the acquisition of property, plant and equipment.

Net cash provided by investing activities was approximately $5.9 million for the six months ended June 30, 2009, an increase of approximately $6.7 million from approximately $0.8 million net cash used in investing activities for the same period of 2008. Such increase in net cash provided by investing activities was attributable to a refund of approximately $5.9 million purchase deposit to us after we terminated the operating and management agreement with Shanghai Longcom Telecom Co. Ltd

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2009 was $0 as compared to $0 provided by financing activities for the same period of 2008.

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

Inflation

Our results of operations have not been affected by inflation and we do not expect that inflation risk would cause any material impact on our operations in the future.

Seasonality

Our results of operations are not materially affected by seasonality and we do not expect seasonality to cause any material impact on our operations in the future.

Currency Fluctuations

Our operating subsidiaries are located in China. All expenses of the subsidiary and revenue received from customers are incurred in China denominated in RMB as the functional currency. Based on Chinese government regulation, all foreign currencies under the category of current accounts are allowed to be freely exchanged with hard currencies. During the past years of operation through July of 2005, there were no significant changes in exchange rates. On July 21, 2005, the Chinese government changed its foreign currency exchange policy from a fixed RMB/USD exchange rate into a flexible rate under the control of the Chinese government. From August 2005 through August 2009, the value of RMB against US dollars appreciated by 15.6%, from RMB 8.1/ $1 to RMB 6.84/ $1.

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

In December 2007, the FASB issued a revision to SFAS No. 141, “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) revises the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Specifically, SFAS No. 141(R) will change the accounting for acquisition costs, noncontrolling interests, acquired contingent liabilities, restructuring costs associated with a combination and certain tax-related items, as well as require additional disclosures. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is required to apply SFAS No. 141(R) to any acquisitions in 2009 or thereafter.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests in subsidiaries. This statement requires the reporting of all noncontrolling interests as a separate component of stockholders’ equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the noncontrolling interests and the separate disclosure of net income (loss) attributable to the parent and to the noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests. Other than the reporting requirements described above which require retrospective application, the provisions of SFAS No. 160 are to be applied prospectively in the first annual reporting period beginning on or after December 15, 2008. The Company’s adoption of SFAS No. 160 on January 1, 2009 did not have an impact on its consolidated results of operations or financial position.

In December 2008, the FASB issued Staff Position (“FSP”) No. 140-4 and FIN 46(R)-8, “Disclosures by Public Entities about Transfers of Financial Assets and Interests in Variable Interest Entities”. The purpose of this FSP is to promptly increase disclosures by public entities and enterprises until the pending amendments to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, (“SFAS No. 140”) and FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, (“FIN 46(R)”) are finalized and approved by the FASB. The FSP is effective for reporting periods (interim and annual) ending after December 15, 2008. This adoption did not have any impact on the consolidated financial statements.

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

As required by Rule 13a-15 under the Exchange Act, our Chief Executive Officer and Interim Chief Financial Officer, Mr. Yingsheng Li, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based on that evaluation, Mr. Li concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2009.

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

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended June 30, 2009, as described above, we have taken or are taking certain remediation measures that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-month period ended June 30, 2009, we made no unregistered sales of our equity securities.

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

DATED: August 19, 2009

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