Form 10-Q
period 2009-09-30
China Marketing Media Holdings, Inc.
filed 2009-11-19
CIK 1353307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒        No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐         No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐         No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 18, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, no par value	28,686,002

PART I
FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

CHINA MARKETING MEDIA HOLDINGS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page
Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008	2
Condensed Consolidated Statements of Operations And Comprehensive Income for the Three and Nine months ended September 30, 2009 and 2008	3 – 4
Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2009 and 2008	5 – 6
Notes to Condensed Consolidated Financial Statements	7 – 17

CHINA MARKETING MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,523,211	$2,161,227
Accounts receivable	938,329	19,253
Prepaid expenses	142,322	110,525
Tax receivable	180,538	-
Inventory	1,965,311	421,479

Total current assets	11,749,711	2,712,484

Non-current assets:
Investment deposit – purchase of targets	-	5,967,143
Loans receivable from major sales agents	589,476	716,072
Loans receivable	73,125	72,948
Investment (equity method)	374,465	344,591
Related party receivables – affiliates	1,413,593	1,960,166
Related party receivables	339,885	411,040
Other receivable	318,342	199,880
Goodwill	812,418	810,450
Property, plant and equipment	1,761,513	1,704,179
Less: accumulated depreciation	(465,830)	(335,101)
License agreement	1,478,485	1,474,906
Less: accumulated amortization	(842,866)	(748,894)

Total non-current assets	5,852,606	12,577,380

TOTAL ASSETS	$17,602,317	$15,289,864

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$880,957	$285,730
Accrued expenses and levies	41,359	199,346
Deferred revenues	850,245	185,575
Taxes payable	-	16,897
Other payable	362,392	131,185

Total current liabilities	2,134,953	818,733

Commitments and contingencies

Equity:
China Marking Media Holdings, Inc. stockholders’ equity:
Common stock, no par value, 100,000,000 shares authorized, 28,686,002 common shares issued and outstanding	1,112,546	1,112,546
Additional paid-in capital	165,000	165,000
Retained earnings	12,259,107	11,254,479
Accumulated other comprehensive income	1,930,711	1,905,139
Total China Marketing Media Holdings, Inc. stockholders’ equity	15,467,364	14,437,164

Non-controlling interests	-	33,967
Total equity	15,467,364	14,471,131

TOTAL LIABILITIES AND EQUITY	$17,602,317	$15,289,864

See accompanying notes to condensed consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Revenue, net
Magazine advertising	$2,977,024	$2,635,731	$6,899,095	$8,380,798
Electronics	3,931,144	824,251	9,902,708	824,251
	6,908,168	3,459,982	16,801,803	9,205,049

Cost of revenue
Magazine advertising	1,086,532	790,458	2,366,169	2,429,071
Electronics	3,738,812	761,251	9,268,020	761,251
	4,825,344	1,551,709	11,634,189	3,190,322

Gross profit	2,082,824	1,908,273	5,167,614	6,014,727

Operating expenses:
Payroll expenses	554,154	605,948	1,798,591	1,720,947
Other general and administrative	783,697	667,264	2,368,145	1,804,328

Total operating expenses	1,337,851	1,273,212	4,166,736	3,525,275

Income from operations	744,973	635,061	1,000,878	2,489,452

Other income (expense):
Interest income	9,613	2,644	24,496	14,471
Equity investment loss from unconsolidated subsidiary	(13,483)	(12,950)	(52,222)	(38,310)
Other income	4,687	14,641	14,805	47,934

Total other income (expense)	817	4,335	(12,921)	24,095

Income from continuing operations before income taxes	745,790	639,396	987,957	2,513,547

Provision for income taxes	5,841	96,006	17,356	371,952

Income from continuing operations, net of tax	739,949	543,390	970,601	2,141,595

Discontinued operations, net of tax	-	(71,556)	-	(160,262)

NET INCOME	$739,949	$471,834	$970,601	$1,981,333

Add: net loss attributable to the non-controlling interests	3	20,194	34,025	20,194

Net income attributable to China Marketing Media Holdings, Inc.	$739,952	$492,028	$1,004,626	$2,001,527

See accompanying notes to condensed consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (CONTINUED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Earnings per share – basic and diluted:
Income from continuing operations attributable to China Marketing Media Holdings, Inc. common stockholders	$0.03	$0.02	$0.03	$0.08
Discontinued operations attributable to China Marketing Media Holdings, Inc. common stockholders	-	(0.00)	-	(0.01)
Net income attributable to China Marketing Media Holdings, Inc. common stockholders	$0.03	$0.02	$0.04	$0.07

Weighted average common stock outstanding – basic and diluted	28,686,002	27,586,002	28,686,002	27,586,002

NET INCOME	$739,949	$471,834	$970,601	$1,981,333

Other comprehensive income:
- Foreign currency translation gain	5,758	126,277	25,630	937,099

COMPREHENSIVE INCOME	$745,707	$598,111	$996,231	$2,918,432

Add: comprehensive loss attributable to the noncontrolling interests	-	20,194	33,967	20,194
Comprehensive income attributable to China Marketing Media Holdings, Inc.	$745,707	$618,305	$1,030,198	$2,938,626

See accompanying notes to condensed consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net income attributable to China Marketing Media Holdings, Inc.	$1,004,626	$2,001,527
Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities:
Amortization and depreciation	244,116	201,463
Equity investment loss from unconsolidated subsidiary	52,222	38,310
Non controlling interest	(34,025)	(20,194)
Loss on disposals of fixed assets	-	1,055
Deferred tax assets	-	35,646
Changes in operating assets and liabilities:
Accounts receivable	(840,119)	37,495
Inventory	(1,541,702)	(168,155)
Other receivable	(127,348)	(108,861)
Due from major sales agents	128,242	(782,627)
Prepaid expenses	5,032	(157,344)
Other asset	-	142,880
Accounts payable and accrued expenses	435,767	(159,453)
Other payable	230,722	26,950
Taxes payable	(197,222)	59,066
Deferred revenues	663,743	(82,215)

Net cash provided by operating activities – continuing operations	24,054	1,065,543
Net cash (used in) discontinued operations	-	(16,101)

Net cash provided by operating activities	24,054	1,049,442

Cash flows from investing activities:
Purchase of property, plant and equipment	(66,947)	(238,178)
Receipts from directors	-	133,297
Return of deposit for investment in subsidiary	5,977,339	-
Advance to SKTC	(60,182)	-
Payment from related entities	486,183	-
Advance to related entities	-	(149,249)
Contribution from non controlling interest	-	70,011
Proceeds of disposal of a subsidiary	-	141,089

Net cash provided by (used in) investing activities – continuing operations	6,336,393	(43,030)
Net cash used in discontinued operations	-	(162,481)

Net cash provided by (used in) investing activities	6,336,393	(205,511)

See accompanying notes to condensed consolidated financial statements.

 CHINA MARKETING MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Nine months ended September 30,
	2009	2008
Cash flows from financing activities:
Proceeds from related party payables	-	-

Net cash provided by (used in) discontinued operations	-	(248,892)
Net cash provided by (used in) financing activities	-	(248,892)

Effect of exchange rate changes in cash and cash equivalents	1,537	(2,666)

NET CHANGE IN CASH AND CASH EQUIVALENTS	6,361,984	592,373

BEGINNING OF PERIOD	2,161,227	1,548,602
END OF PERIOD	$8,523,211	$2,140,975

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$74,136
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE-1     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States of America (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of December 31, 2008 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2009 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE-2     ORGANIZATION AND BUSINESS BACKGROUND

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

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

On August 2, 2008, Shenzhen Media sold 42% ownership of BJOC to Shanghai Cheng Mei Biotechnology Co., Ltd. ("Shanghai Cheng Mei") for a cash price of RMB987,461 (approximately $141,831). After the sale, Shenxhen Media owns 10% of BJOC.

The consolidated entity is hereafter referred to as "the Company".

The Company engages in the sale of its magazines and advertising space within its magazines, which are sold throughout China; and provides consulting services to clients concerning advertising and marketing matters. The Company also conducts online sales of electronic products through Shenzhen Media.

NOTE-3     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

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

   Inventory

Inventories are stated at the lower of cost, as determined on a first-in, first-out basis, or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower. Inventories mainly consist of the electronic products purchased from third parties.

   Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Depreciable life
Buildings	20 years
Motor vehicles	5 years
Furniture and equipment	5 years
Computer equipment	5 years

Expenditure for maintenance and repairs is expensed as incurred. The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the consolidated statement of operations.

	September 30, 2009	December 31, 2008

Buildings	$1,078,105	$1,075,494
Motor vehicles	328,055	327,260
Furniture and equipment	197,303	162,911
Computer equipment	158,050	138,514
	1,761,513	1,704,179
Less: accumulated depreciation	(465,830)	(335,101)

Property, plant and equipment, net	$1,295,683	$1,369,078

Depreciation expense for the three months ended September 30, 2009 and 2008 was $44,169 and $41,497, respectively.

Depreciation expense for the nine months ended September 30, 2009 and 2008 was $129,823 and $93,131, respectively.

Long-lived assets of the Company are reviewed annually to assess whether the carrying value has become impaired according to the guidelines established in the Accounting Standards Codification ("ASC") Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”. No impairment of assets was recorded in the periods reported.

   Intangible assets

In accordance with ASC Topic 350-50, “General Intangibles Other Than Goodwill”, goodwill amounts are not amortized, but rather are tested for impairment at least annually. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives, which is the ten years of the "license agreement." The carrying amount of the asset is reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. No intangible asset impairment charges are deemed necessary for the period ended September 30, 2009.

Amortization expense of license agreement included in cost of revenue for the period ended September 30, 2009 and 2008 was $114,293 and $108,332 respectively.

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

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Balance as of December 31, 2005	$78,555
Investment loss (48%)	(41,835)
Advances made to SKTC	166,031
Balance as of December 31, 2006	202,751
Investment loss (48%)	(49,916)
Advances made to SKTC	217,541
Balance as of December 31, 2007	370,376
Investment loss (48%)	(47,908)
Advances made to SKTC	22,123
Balance as of December 31, 2008	344,591
Investment loss (48%)	(30,308)
Advances made to SKTC	60,182
Balance as of September 30, 2009	$374,465

Shanghai Qiyu Information Technology Co., Limited (“SQIT”) was incorporated in China in November 2007 and is mainly engaged in the provision of network services. In January 2009, Shenzhen Media acquired 30% of the equity of SQIT.

Balance as of January 1, 2009	$21,914
Investment loss (30%)	(21,914)
Balance as of September 30, 2009	$-

   Non-controlling interest

Non-controlling interest represents non-controlling owners 49% of equity in SZNT as of September 30, 2009.

   Revenue recognition

In accordance with ASC Topic 605, "Revenue Recognition", the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

The Company publishes six issue magazines each month, (namely Sale edition, Channel edition and Case edition) of "China Marketing" and other special editions periodically, for example, "China Business & Trade" – (Training edition).

The Company recognizes revenues for the advertising sales and consulting service ratably over the periods when the customer's advertisements are published and services are provided. Total revenue from the advertising sales is $3,100,494 and $3,917,013 for the periods ended September 30, 2009 and 2008, respectively. Total revenue from marketing consulting service is $2,652,384 and $3,286,773 for the periods ended September 30, 2009 and 2008, respectively.

The Company recognizes revenue from the publishing of above magazines when the risks and rewards of ownership of the goods have transferred to the customer, which is usually on delivery or when title passes. Total revenue from the publishing business is $1,146,217 and $1,177,012 for the periods ended September 30, 2009 and 2008, respectively. Since the fourth quarter of 2008, the Company commenced the new business line of selling electronic products on the internet portal www.ipinipin.com, which attributed $9,902,708 for the period ended September 30, 2009. The Company recognizes revenue from the sale of electronic products at the time of delivery when title and risk of loss have passed to the customer.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Nine months ended September 30,
	2009	2008

Advertising pages sales	$3,100,494	$3,917,013
Marketing consulting service	1,875,007	3,286,773
Publishing	1,923,596	1,177,012
Selling electronic products	9,902,708	824,251

Total revenue	$16,801,803	$9,205,049

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

Third, agency distribution involves delivery of our magazines to sales agents who in turn distribute the magazines to retail agents at various locations throughout China. The Company granted sales agents a two-month return privilege. Average return rate for the period ended September 30, 2009 and 2008 was 13% and 12.76%, respectively.

In accordance with the provisions of ASC Topic 605-15-25-1, “Sales of Product when Right of Return Exists” (“ASC 605-15-25-1), an enterprise sells its product but gives the buyer the right to return the product, revenue from the sales transaction shall be recognized at time of sale only if all of the following conditions are met:

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

The Company recognizes magazine sales revenue in accordance with the provisions of ASC 605-15-25-1: first, our price to the sales agent is fixed; second, the sales agent has to pay us fully upon order request and the payment is not contingent on resale of the magazines; third, the Company is not responsible in the event of theft or physical destruction or damage of the product after delivery; fourth, our sales agents include bookstores, reading groups, and culture groups, etc.; fifth, the Company has no obligations to resell the magazines distributed to sales agents; finally, the amount of returns can be reasonably estimated and are included in accrued liabilities.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))
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

	Nine months ended September 30,
	2009	2008
Numerator for basic and diluted EPS
Income from continuing operations attributable to China Marketing Media Holdings, Inc. common stockholders	$1,004,626	$2,161,789
Discontinued operations attributable to China Marketing Media Holdings, Inc. common stockholders	-	(160,262)
Net income attributable to China Marketing Media Holdings, Inc. common stockholders	$1,004,626	$2,001,527

Denominator for basic and diluted EPS
- Weighted average shares of common stock outstanding	28,686,002	27,586,002

Earnings per share – basic and diluted
Income from continuing operations attributable to China Marketing Media Holdings, Inc. common stockholders	$0.03	$0.08
Discontinued operations attributable to China Marketing Media Holdings, Inc. common stockholders	$-	$(0.01)
Net income attributable to China Marketing Media Holdings, Inc. common stockholders	$0.04	$0.07

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

   Income taxes

The Company adopts the ASC Topic 740, “Income Taxes” regarding accounting for uncertainty in income taxes prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and interest, accounting in interim periods and disclosure.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The Company has recorded deferred tax assets of $0 and $0 as of September 30, 2009 and December 31, 2008, respectively. For the period ended September 30, 2009 and 2008, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2009, the Company did not have any significant unrecognized uncertain tax positions.

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

   Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. The Company currently operates in a single reportable business segment in the PRC.

   Fair value measurement

ASC Topic 820, “Fair Value Measurements and Disclosures” ("ASC 820") establishes a new framework for measuring fair value and expands related disclosures. Broadly, ASC 820 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. ASC 820 establishes a three-level valuation hierarchy based upon observable and non-observable inputs. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE-4     INVESTMENT DEPOSIT

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

NOTE-5     LOANS RECEIVABLE FROM MAJOR SALES AGENTS

The Company had loans receivable amounting to $589,476 and $716,072 as of September 30, 2009 and December 31, 2008, respectively. Loans were provided to the Company's major sales agents. The loans are unsecured, and bear no interest. These loans have no fixed payment schedule and are due on demand.

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

NOTE-6     PREPAID EXPENSES

Prepaid expenses consist primarily of prepayments made to an unrelated company in advance for future financial and legal consultation services. As of September 30, 2009 and December 31, 2008, prepaid balance under these arrangements totaled $142,322 and $110,525, respectively.

NOTE-7     RELATED PARTY TRANSACTIONS WITH AN AFFILIATE

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

As of September 30, 2009 and December 31, 2008, related party receivables represented loan receivable from CMO totaling $1,413,593 and $1,960,166, which are unsecured, and bear no interest. These loans have no fixed repayment schedule and are receivable on demand.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE-8     RELATED PARTY RECEIVABLES

As of September 30, 2009 and December 31, 2008, related party receivables represented temporary advances totaling $339,885 and $411,040, which are unsecured, and bear no interest. These related party receivables have no fixed repayment schedule and are receivable on demand.

NOTE-9     INCOME TAXES

United States

The Company was incorporated in the United States of America and is subject to U.S. tax law. No provisions for income taxes have been made as the Company has no U. S. taxable income for the periods presented. The applicable income tax rates for the Company for the period ended September 30, 2009 and 2008 are 34%.

British Virgin Islands

The Company’s subsidiary, Media Challenge was incorporated in the British Virgin Islands and is not subject to income taxes under the current laws of the British Virgin Islands.

PRC

The Company’s subsidiaries in the PRC are currently subject to income taxes according to applicable tax laws in the PRC. The tax rates are 15% for NMA, 15% for Shenzhen New Media and Shenzhen Media and 0% for CMO. The provision for income taxes for the years ended September 30, 2009 and 2008 was $17,356 and $371,952, respectively.

Pursuant to the laws and regulations in the PRC, NMA, as a wholly-foreign-owned enterprise ("WFOE") in the PRC, is entitled to an exemption from the PRC enterprise income tax for two years commencing from its first profitable year in 2006. NMA accounts for most of the revenue during the periods presented. Other subsidiaries income tax rates range from 0% to 25%.

(a)     The provision for income taxes consists of the following:

	Nine months ended September 30,
	2009	2008
PRC:
Current tax	$17,356	$371,952
Deferred tax	-	-

	$17,356	$371,952

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

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE-10     CONCENTRATIONS AND RISK

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

Currently, most sales from advertising are generated directly from sales to customers in the PRC.

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

NOTE-11     COMMITMENTS AND CONTINGENCIES

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

As of September 30, 2009, the Company has future minimum rental payments of $26,779 under these operating leases in the next 12 months.

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

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE-12     RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-1, “Topic 105 — Generally Accepted Accounting Principles” which amended ASC 105, “Generally Accepted Accounting Principles” to establish the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All previous references to the superseded standards in our consolidated financial statements have been replaced by references to the applicable sections of the Codification. The adoption of these sections did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB finalized SFAS No. 167, “Amending FASB interpretation No. 46(R)”, which was included in ASC Topic 810-10-05 “Variable Interest Entities”. The provisions of ASC Topic 810-10-05 amend the definition of the primary beneficiary of a variable interest entity and will require the Company to make an assessment each reporting period of its variable interests. The provisions of this pronouncement are effective January 1, 2010. The Company is evaluating the impact of the statement on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the application date and the impact of this standard on its condensed consolidated financial statements.

NOTE-13     SUBSEQUENT EVENTS

In the third quarter of fiscal year 2010, the Company adopted the provisions of ASC Topic 855, “Subsequent Events” and evaluated subsequent events through November 19th, 2009, the date the financial statements were issued, and there were no subsequent events which impacted the Company’s financial position or results of operations as of September 30, 2009 or which required disclosure.

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

China Business & Trade - Training edition

Third Quarter Financial Performance Highlights

The following are some financial highlights for the third quarter of 2009:

  Revenues: Our revenues were approximately $6.9 million for the third quarter of 2009, an increase of 99.66% from the same quarter of last year.

  Gross Margin: Gross margin was 30.15% for the third quarter of 2009, as compared to 55.15% for the same period in 2008.

  Operating Profit: Operating profit was approximately $0.75 million for the third quarter of 2009, an increase of approximately 17.19% from approximately $0.64 million of the same period last year.

  Net Income: Net income was approximately $0.74 million for the third quarter of 2009, an increase of 51.02% from the same period of last year.

  Fully diluted earnings per share was $0.03 for the third quarter of 2009.

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

During the three-month period ended September 30, 2009, we generated revenues through sales of our magazines, sales of advertising space in our magazines and providing sales, marketing consulting services and online sale of electronic products. The following table summarizes the results of our operations during the three month periods ended September 30, 2009 and 2008, and provides information regarding the dollar and percentage increase or (decrease) from the three month period ended September 30, 2008 to the three month period ended September 30, 2009.

	Three Months Ended September 30
Item	2009	2008	Increase	% Increase
			(Decrease)	(% Decrease)
Revenue	$6,908,168	$3,459,982	$3,448,186	99.66%
Cost of Sales	4,825,344	1,551,709	3,273,635	210.97%
Gross Profit	2,082,824	1,908,273	174,551	9.15%
Operating Expenses	1,337,851	1,273,212	64,639	5.08%
Other Income (expense)	817	4,335	(3,518)	(81.15%	)
Provision for Taxes	5,841	96,006	(90,165)	(93.92%	)
Net Income	739,949	492,028	247,921	50.39%

Revenue

Our revenues during the three-month period ended September 30, 2009 amounted to $6,908,168, which is $3,448,186 or 99.66% more than the same period in 2008, when we had revenues of $3,459,982. The increase in revenues for the third quarter 2009 is mainly due to the expansion of our online sale of electronic products, which began in July 2008. In addition, our magazine sales and advertising space sales also increased compared to the same period last year.

Components of Revenues

The following table shows the different components comprising our total revenues during the three month periods ended September 30, 2009 and 2008.

	Three Months September 30
Revenue Category	2009	2008	Increase	% Increase
			(Decrease)	(% Decrease)
Magazine Sales	$436,758	$386,924	$49,834	12.87%
Advertising Space	1,377,356	1,064,900	312,456	29.34%
Sales
Consulting Service	1,162,819	1,183,907	(21,088)	(1.78%	)
Electronic Products	3,931,144	824,251	3,106,893	376.93%
Total	6,908,168	3,459,982	3,448,186	99.66%

Cost of Sales

Our cost of sales during the three-month period ended September 30, 2009 and for the same period of 2008 was $4,825,344 and $1,551,709, respectively, which accounts for 69.85% and 44.85%, respectively, as a percentage of total revenues during the applicable periods. The dollar amount of the costs of goods sold increased mainly because of an increase in the cost of purchasing electronic products inventory. Cost of sales as a percentage of revenues increased by about 55.74% during the third quarter of 2009 as compared with the same period in 2008, which is mainly attributable to the fact that lower margin electronic products accounted for a higher percentage of our total sales during the third quarter of 2009.

Operating Expenses

Our expenses consist of payroll and other general and administrative expenses. Payroll expense was $554,154 during the three-month period ended September 30, 2009 as compared to $605,948 during the same period of 2008. The decrease in payroll expense is mainly due to the decrease in payroll expense in the third quarter of 2009 due to the workforce reduction in our advertising and consulting service departments.

Our other general and administrative expenses were $783,697 (11.34% of total sales) and $667,264 (19.29% of total sales) during the third quarter of 2009 and the third quarter of 2008, respectively. The increase of our other general and administrative expenses is mainly due to the expenses of renting, marketing and shipment associated with the new business of selling electronic products.

Income taxes

United States

China Marketing Media Holdings, Inc. is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made, as we had no U.S. taxable income for the period presented.

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

We may be deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that the Company is a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the New EIT Law and its implementing rules, dividends paid to us from our VIE Entities would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC shareholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2009 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be credited against our U.S. tax.

Currently the PRC income tax rates are 15% for NMA, 15% for Shenzhen New Media and Shenzhen Media and 0% for CMO.

We incurred income taxes of $5,841 and $96,006 during the three months ended September 30, 2009 and 2008, respectively or a decrease of 93.92% . We paid less tax during the third quarter of 2009 due to the tax exemption that Shenzhen New Media Advertising Co., Ltd. received from year 2008 to year 2013

Net income (profit after taxes)

We earned net income of $739,952 and $492,028 during the three-month period ended September 30, 2009 and 2008, respectively or a increase of 50.39% . The increase in our net income in the third quarter of 2009 is primarily attributable to the huge increase in revenue generated from our online sale of electronic products and less income tax paid during the third quarter of 2009.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

The following table summarizes the results of our operations during the nine month periods ended September 30, 2009 and 2008, and provides information regarding the dollar and percentage increase or (decrease) from the nine month period ended September 30, 2008 to the nine month period ended September 30, 2009.

	Nine Months Ended September 30
Item	2009	2008	Increase	% Increase
			(Decrease)	(% Decrease)
Revenue	$16,801,803	$9,205,049	$7,596,754	82.53%
Cost of Sales	11,634,189	3,190,322	8,443,867	264.67%
Gross Profit	5,167,614	6,014,727	(847,113)	(14.08%	)
Operating Expenses	4,166,736	3,525,275	641,461	18.2%
Other Income (expense)	(12,921)	24,095	(37,016)	(153.63%	)
Provision for Taxes	17,356	371,952	(354,596)	(95.33%	)
Net Income	1,004,626	2,001,527	(996,901)	(49.81%	)

Revenue

Our revenues during the nine-month period ended September 30, 2009 amounted to $16,801,803 which is $7,596,754 or 82.53% more than the same period in 2008, when we had revenues of $9,205,049. The increase in revenues for the nine months ended September 30, 2009 is mainly due to the increase in our magazine sales and the expansion of our online sale of electronic products, which began in July 2008, which offset the decline in revenues from advertising space sales and consulting service.

Components of Revenues

The following table shows the different components comprising our total revenues during the nine month periods ended September 30, 2009 and 2008.

	Nine Months Ended September 30
Revenue Category	2009	2008	Increase	% Increase
			(Decrease)	(% Decrease)
Magazine Sales	$1,923,596	$1,177,012	$746,584)	63.43%
Advertising Space Sales	3,100,492	3,917,013	(816,521)	(20.85%	)
Consulting Service	1,875,007	3,286,773	(1,411,766)	(42.95%	)
Electronic Products	9,902,708	824,251	9,078,457	1101.42%
Total	$16,801,803	$9,205,049	$7,596,754	82.53%

Cost of Sales

Our cost of sales during the nine-month period ended September 30, 2009 and for the same period of 2008 was $11,634,189 and $3,190,322, respectively, which accounts for 69.24% and 34.66%, respectively, as a percentage of total revenues during the applicable periods. The dollar amount of the costs of goods sold increased mainly because of an increase in the cost of purchasing electronic products inventory. Cost of sales as a percentage of revenues increased by about 99.77% for the nine months ended September 30, 2009 as compared with the same period in 2008, which is mainly attributable to the fact that lower margin electronic products accounted for a higher percentage of our total sales during the first nine months of 2009.

Operating Expenses

Our expenses consist of payroll and other general and administrative expenses. Payroll expense was $1,798,591 during the nine month period ended September 30, 2009 as compared to $1,720,947 during the same period of 2008. The increase in payroll expense is mainly because more employees were hired for the expansion of our online sales of electronic products and the operations of our subsidiary, Shanghai Zhiduo Network Technology Company Limited, which offset the decrease in payroll expense in the second quarter due to the workforce reduction in our advertising and consulting service departments.

Our other general and administrative expenses were $2,368,145 (14.09% of total sales) and $1,804,328 (19.6% of total sales) for the nine months ended September 30, 2009 and 2008, respectively. The increase of our other general and administrative expenses is mainly due to the expenses of renting, marketing and shipment associated with the new business of selling electronic products.

Income taxes

We incurred income taxes of $17,356 and $371,952 during the nine months ended September 30, 2009 and 2008, respectively or a decrease of 95.33% . We paid less tax during the nine-month period of 2009 due to the tax exemption that Shenzhen New Media Advertising Co., Ltd. received from year 2008 to year 2013.

Net income (profit after taxes)

We earned net income of $1,004,626 and $2,001,527 during the nine-month period ended September 30, 2009 and 2008, respectively or a decrease of 49.81%, which is primarily attributable to the lower gross profit margin.

Liquidity and Capital Resources

As of September 30, 2009, we had cash and cash equivalents (including restricted cash) of approximately $8,523,211 million. Currently, we do not have outstanding bank loans. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow

	Nine Months Ended September 30,
	2009	2008
Net cash provided by (used in) operating activities	$24,054	$1,049,442
Net cash provided by (used in) investing activities	6,336,393	(205,511)
Net cash provided by (used in) financing activities	-	(248,892)
Net cash flow	6,361,984	592,373

Operating Activities:

Net cash provided by operating activities was approximately $0.02 million during the nine months ended September 30, 2009, which is a decrease of approximately $1.03 million from approximately $1.05 million net cash provided by operating activities for the same period of 2008. Such decrease of net cash provided by operating activities was primarily attributable to less net income earned in the first nine months of 2009 and more purchase on inventory of electronics.

Investing Activities:

Our main uses of cash for investing activities are payments relating to the acquisition of property, plant and equipment.

Net cash provided by investing activities was approximately $6.3 million for the nine months ended September 30, 2009, an increase of approximately $6.5 million from approximately $0.2 million net cash used in investing activities for the same period of 2008. Such increase in net cash provided by investing activities was attributable to a refund of approximately $5.9 million of a purchase deposit to us after we terminated the operating and management agreement with Shanghai Longcom Telecom Co. Ltd.

Financing Activities

There was no net cash provided by financing activities during the nine months ended September 30, 2009 as compared to $0.25 million used in financing activities for the same period of 2008. Such increase in net cash provided by financing activities was attributable to the one time cost of discontinued operations that happened in year 2008.

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

Currency Fluctuations

Our operating subsidiaries are located in China. All expenses of the subsidiary and revenue received from customers are incurred in China denominated in RMB as the functional currency. Based on Chinese government regulation, all foreign currencies under the category of current accounts are allowed to be freely exchanged with hard currencies. During the past years of operation through July of 2005, there were no significant changes in exchange rates. On July 21, 2005, the Chinese government changed its foreign currency exchange policy from a fixed RMB/USD exchange rate into a flexible rate under the control of the Chinese government. From August 2005 through November 2009, the value of RMB against US dollars appreciated by 18.42%, from RMB 8.1/ $1 to RMB 6.84/ $1.

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

Revenue Recognition . In accordance with ASC Topic 605, "Revenue Recognition", we recognize revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured. Revenue from the sales transaction shall be recognized at time of sale only if all of the following conditions are met:

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

Recent Changes in Accounting Standards

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-1, “Topic 105 — Generally Accepted Accounting Principles” which amended ASC 105, “Generally Accepted Accounting Principles” to establish the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All previous references to the superseded standards in our consolidated financial statements have been replaced by references to the applicable sections of the Codification. The adoption of these sections did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB finalized SFAS No. 167, “Amending FASB interpretation No. 46(R)”, which was included in ASC Topic 810-10-05 “Variable Interest Entities”. The provisions of ASC Topic 810-10-05 amend the definition of the primary beneficiary of a variable interest entity and will require the Company to make an assessment each reporting period of its variable interests. The provisions of this pronouncement are effective January 1, 2010. The Company is evaluating the impact of the statement on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the application date and the impact of this standard on its condensed consolidated financial statements.

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

As required by Rule 13a-15 under the Exchange Act, our Chief Executive Officer and Interim Chief Financial Officer, Mr. Yingsheng Li, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based on that evaluation, Mr. Li concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2009.

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

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended September 30, 2009, as described above, we have taken or are taking certain remediation measures that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-month period ended September 30, 2009, we made no unregistered sales of our equity securities.

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

DATED: November 19, 2009

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