Form 10-K
period 2009-12-31
China Marketing Media Holdings, Inc.
filed 2010-04-14
CIK 1353307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended: December 31, 2009

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ____________

Commission File Number: 000-51806

CHINA MARKETING MEDIA HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Texas	76-0641113
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

RMA 901
KunTai International Mansion
No. 12 Chaowai Street
Beijing, 100020, China
(Address of principal executive office and zip code)

(86)10-59251090
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]  No  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [   ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [   ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ] No [X]

As of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the Over-the-Counter Bulletin Board) was approximately $0.57 million. Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 28,686,002 shares of the registrant’s common stock outstanding as of April 12, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CHINA MARKETING MEDIA HOLDINGS, INC.

Annual Report on FORM 10-K
For the Fiscal Year Ended December 31, 2009

i

INTRODUCTORY NOTE

Except where the context otherwise requires and for the purposes of this report only:

  “BVI” refers to the British Virgin Islands;
  “China,” “Chinese” and “PRC” refer to the People’s Republic of China and do not include Taiwan and the special administrative regions of Hong Kong and Macao;
  “China Marketing Media,” “the Company,” “we,” “us,” and “our” refer to China Marketing Media Holdings, Inc. and its subsidiaries;
  “Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
  “Media Challenge” refers to Medial Challenge Holdings, Limited, our direct, wholly-owned BVI subsidiary;
  “RMB” refers to Renminbi, the legal currency of China;
  “CMO” refers to our affiliate, Sale and Marketing Publishing House;
  “SEC” refers to the United States Securities and Exchange Commission;
  “Securities Act” refers to the Securities Act of 1933, as amended;
  “Shenzhen Media” are to Shenzhen Media Investment Co., Ltd., our indirect, wholly-owned subsidiary, a Chinese company;
  “Shenzhen New Media” refers to Shenzhen New Media Consulting Co., Ltd., our indirect, wholly-owned subsidiary, a Chinese company; and
  “U.S. dollar,” “$” and “US$” refer to the legal currency of the United States.

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

PART I

ITEM 1. BUSINESS

Overview

We are a holding company and we have no operations other than administrative matters and the ownership of our direct and indirect operating subsidiaries. Through our indirect Chinese subsidiaries, we are engaged in the business of selling magazines and advertising space in our magazines, providing sales and marketing consulting services and online sales of various products. All of our operations, assets, personnel, officers and directors are located in China. Currently, we publish China Marketing (Xiao Shou Yu Shi Chang) magazine in China. We publish three issues of China Marketing per month, including a sales edition, case edition and channel edition. From June 2003 through December 2006, we also published one issue of China Business & Trade magazine per month, which was the training edition. In June 2009, we began to publish eight special issues of China Marketing, which include cosmetic edition, food edition, gift edition, tobacco edition, finance edition, sporting goods edition, edition for agricultural resources and edition for entrepreneurs in Henan. The special editions are published from time to time based upon market conditions.

Our magazines are Chinese publications tailored to the sales and marketing industry. The magazines were originally published by CMO, under the Light Industrial Ministry of the Henan Provincial Government. On October 22, 2003, the Henan Provincial Government, Shenzhen Niu Si Tai Asset Management Limited Corporation, and CMO incorporated Shenzhen Media under the laws of China. On October 23, 2003, Shenzhen Media entered into a ten year operation and management right agreement with CMO or Operation and Management Right Agreement, pursuant to which from November 1, 2003 to October 31, 2013, Shenzhen Media is obligated to market the magazines, sell the magazines and advertising space, provide strategic planning for the magazines, and train the professional staff of CMO. The agreement was amended on January 8, 2004. Under the terms of the agreement, as amended, Shenzhen Media agreed to pay a lump sum deposit of RMB 10,109,300 (approximately $1,220,930) and bear all of the operating costs relating to the publishing of the magazines in exchange for the right to all revenues generated from selling the magazines and their advertising space.

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

To increase our revenue stream, our management began exploring the feasibility of engaging in new business lines in July 2007. Management considered the potential costs and benefits of launching another magazine or acquiring other publishing or advertising assets and determined that such actions require capital outlays that are greater than the company can currently afford and would take several months or years to implement. As a result, management investigated other business types to increase our revenues with lower capital expenditures and shorter ramp up times. During the search for new business opportunities, management noted that credit cards are the fastest-growing consumer credit product in China, and it is widely expected in China that card usage and profitability will experience explosive growth over the next decade. According to Shanghai Daily (June 25, 2008), China had more than 104.73 million credit cards in circulation at the end of March of 2008, up 92.9 percent since a year ago. While cash is still the main form of payment in China, the use of credit cards is becoming a popular alternative to carrying banknotes. As a result of, or possible contributing to the increasing popularity of credit cards, many consumers in China are choosing to shop online and pay with credit cards. Consumers in China are realizing that online shopping allows consumers to browse through many items and categories without leaving their homes, to compare prices of multiple suppliers or stores, and to arrange for convenient shipping of products by the supplier. Our management decided that the company should enter into the online sales and marketing business to take advantage of this marketplace trend. Management believes that engaging in online business is beneficial and suitable for small businesses like ours as it requires significantly lower capital outlay compared with traditional brick and mortar business approaches. In July 2008, we began our new business of online marketing and sales of electronic products by entering into various cooperation arrangements with Chinese banks. These banks’ existing consumer communication channel allows us to spend a limited amount of money as the startup cost for advertisement. We have been able to market and sell our products by sending marketing brochures with the banks' monthly statements to their credit card customers and receive payments through the banks' already developed online payment mechanism.

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

On December 31, 2005, we entered into a share exchange agreement with Media Challenge and the shareholders of Media Challenge. Pursuant to the share exchange agreement, we acquired 121,000 shares of Media Challenge, constituting all of the issued and outstanding capital stock of Media Challenge, in exchange for convertible promissory notes in the principal amount of $441,600. These convertible promissory notes were convertible into 22,808,000 shares of our common stock, but only after the completion of a 1-for-10 reverse split of our common stock that we became obligated to effect pursuant to the share exchange agreement. Thereafter, on January 25, 2006, we completed a 1-for-10 reverse split of our common stock as contemplated by the share exchange agreement. At that time, the convertible note issued to Media Challenge also converted into 22,808,000 shares of our common stock and the former shareholders of Media Challenge, Yingsheng Li, Xiaofeng Ding, and Dongsheng Ren became our controlling stockholders. Collectively, they became the owners of about 82% of our outstanding common stock. Media Challenge thereby became our wholly-owned subsidiary and the former shareholders of Media Challenge became our controlling stockholders. Immediately prior to the stock split, we had 47,780,000 shares of common stock outstanding, and immediately following the stock split and the issuance of our common stock pursuant to the share exchange agreement, there were 27,586,002 shares of common stock outstanding.

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

Our Products

China Marketing was first published by CMO in April 1994 as a monthly magazine. Thereafter, in September 2001, CMO began publishing two issues of this magazine per month. In May 2004, after the establishment of the operation and management rights agreement, we started to publish three issues of this magazine per month. In June 2003, the first issue of China Business & Trade was published. In January 2007, we decided to stop publishing China Business & Trade by combining the content of China Business & Trade into the Case edition of China Marketing. In June 2009, we began to publish eight special issues of China Marketing, which include cosmetic edition, food edition, gift edition, tobacco edition, finance edition, sporting goods edition, edition for agricultural resources and edition for entrepreneur in Henan. The special editions are published from time to time based upon market conditions.

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

Each of the eight special editions we published in 2009 focuses on different sales and marketing strategies for a specific industry.

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

Online Sales

In July 2008, we began our new business of online marketing and sales of various products. These products mainly consist of notebook computer hardware. We currently sell our products through our website www.91ap.com, on which we offer a complete line of our products to our consumers 24 hours a day, seven days a week. In order to attract customers, we have entered into various cooperation arrangements with Chinese banks, including Bank of China, China Construction Bank, Hua Xia Bank and China Minsheng Bank, through which we are able to market our products by sending marketing brochures with the banks’ monthly statements to credit card customers. Our brochures include information about our computer hardware products as well as purchase methods. The banks’ credit card customers can either purchase our products directly by visiting our online sales website or call the purchase hotline provided in the brochures; however, they must use their credit cards issued by the banks with which we have a cooperation arrangement. We procure all of the notebook computers that we sell from the sales agents of ASUSTek Computer Inc (华硕电脑). The two largest suppliers of our goods are Shanghai Hua Jie United Information Co. Ltd. and Digital China Holding Limited Beijing Office. After consumers make orders online, we process these orders and ship and deliver the products to consumers in China through our subsidiary Shenzhen Media. Currently, the sales of computer hardware contributes approximately 95% of our total revenue from online sales.

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

As of December 31, 2009, the annual circulation of our magazines during the 2009 fiscal year was 2,669,715 units, among which approximately 62.8% of sales were made through retail agents such as newsstands, airports, subways and bookstores throughout China. These retail agents obtained our magazines from our distribution agents who operate throughout China. The remaining sales were through postal subscriptions (26.4%) and direct orders (10.8%) . As of December 31, 2008, the annual circulation of our magazines during the 2008 fiscal year was 2,728,263 units, among which approximately 49.5% of sales were made through retail agents such as newsstands, airports, subways and bookstores throughout China. These retail agents obtained our magazines from our distribution agents who operate throughout China. The remaining 50.5% of our sales were through postal subscriptions (37.3%) and direct orders (13.2%) .

The following table lists the annual circulation of our magazines during the fiscal year ended December 31, 2009:

	China Marketing (Sales edition)	China Marketing (Case edition)	China Marketing (Channel edition)	Special Editions	Total
Distribution agents	610,501	483,787	583,704	0	1,677,992
Subscriptions through post offices	233,075	234,715	236,019	0	703,809
Direct subscriptions	43,634	31,311	42,135	170,834	287,914
Total	887,210	749,813	861,858	170,834	2,669,715

The following table lists our principal distribution agents and their distribution areas:

Names of Distribution Agents	Distribution Area
Beijing Luopan Zhengzhang Books Co., Ltd	Beijing, Hebei
Nanjing Raotian Cultural Development Co., Ltd.	Jiangsu Province
Guangzhou Rutu Culture Development Co., Ltd	Guangdong Province
Wuhan Dagong Books Co., Ltd	Hubei Province
Hengyang Post Office Books Retail Co., Ltd	Hunan Province

We have entered into a distribution agreement with each of these principal distributors. The distribution agreement has a one year term that is automatically renewed for an additional year unless either party provides the other with notice of termination one month prior to the end of the term. Pursuant to the agreement, the distributor has the obligation, at its own expense, to sell and deliver our magazines to retail agents and readers within the distributor’s authorized distribution territory. Our distributors receive sales commissions on the distribution of our magazines ranging from 40-45 percent of total proceeds generated by their sales.

Prices of Our Products

The fixed retail price of the Sales edition and the Channel edition of China Marketing is RMB 7.5 per issue (approximately $1.10); the fixed retail price of the Case edition of China Marketing is RMB 10 per issue (approximately $1.47); the fixed retail price of the eight special issues is RMB 15 per issue (approximately $2.20) . Subscribers who subscribe to our magazines directly pay this same fixed retail price per issue on an issue by issue basis.

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

Our Employees

We currently have 202 full-time employees and we do not expect any significant changes in the number of our employees during the next 12 months.

The following table illustrates the allocation of these employees among the various job functions conducted at our company.

Department	Number of Employees
Management	2
Accounting Department	14
Administration	12
Brand Name Consulting	21
Customer Service	23
Commercial Advertisement Department	16
Consulting Service	7
Design Department	21
Issuing Department	11
New Media Department	36
Special Edition Department	20
Training Department	16
Video Center	3
Total	202

We believe that our relationship with our employees is good. The remuneration payable to employees includes basic salaries and allowances.

We have not experienced any significant problems or disruption to our operations due to labor disputes, nor have we experienced any difficulties in recruitment and retention of experienced staff.

Our employees in China participate in a state pension scheme organized by Chinese municipal and provincial governments. Currently, each month we are required to contribute to the scheme with approximately $515 for each of our employees and approximately $1,618 for each of our executive officers and directors. The compensation expenses related to this scheme were approximately $245,917 and $129,441 for the fiscal years 2009 and 2008, respectively.

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

Investor confidence and the market price of our shares may be adversely impacted if we are unable to correct significant deficiency in our internal controls over our financial reporting identified by our management.

During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, management identified significant deficiencies related to our U.S. GAAP expertise, internal audit functions and the absence of Audit Committee, as of that date. The current staff in the accounting department of the subsidiaries is relatively new to U.S. GAAP and internal control procedures and needs substantial additional training so as to meet with the higher demands of being a U.S. public company. The significant deficiency in internal audit function is also due to the Company’s lack of sufficient qualified resources to perform internal audit functions. We have taken steps to address these deficiencies; however, if any of these deficiencies remains, then our financial condition could be adversely affected.

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

RISKS RELATED TO THE MARKET FOR OUR STOCK

Our common stock is quoted on the Over-the-Counter Bulletin Board which may have an unfavorable impact on our stock price and liquidity.

Our common stock is currently quoted on the Over-the-Counter Bulletin Board. The Over-the-Counter Bulletin Board are significantly more limited markets than the New York Stock Exchange or Nasdaq system. The quotation of our shares on the Over-the-Counter Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

We are subject to penny stock regulations and restrictions, which may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of April 12, 2010, the closing price for our common stock was $1.00 per share and therefore, it is designated a “penny stock.” As a “penny stock”, our common stock may become subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule”. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

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

Our three major stockholders, Yingsheng Li, Xiaofeng Ding, and Dongsheng Ren, own in excess of 75% of our outstanding voting securities. They own 34.72%, 23.52% and 19.30% of our outstanding common stock, respectively. As a result, they possess significant influence, giving them the ability, among other things, to elect a majority of our Board of Directors and to authorize or prevent proposed significant corporate transactions. Their ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer. Other stockholders may believe that these future decisions made by these three major stockholders are not in their best interests.

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

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Our Common Stock

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol CMKM. The CUSIP number is 169411105. Trading in our common stock has been limited and sporadic.

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Bid Prices(1)
	High	Low
Year Ended December 31, 2009
First Quarter	$0.02	$0.01
Second Quarter	$0.02	$0.02
Third Quarter	$0.02	$0.02
Fourth Quarter	$0.02	$0.02
Year Ended December 31, 2008
First Quarter	$0.28	$0.10
Second Quarter	$0.15	$0.01
Third Quarter	$0.15	$0.15
Fourth Quarter	$0.15	$0.01

(1) The above tables set forth the range of high and low closing prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of April 12, 2010, there were approximately 29 stockholders of record of our common stock.

Dividends

During fiscal years 2008 and 2009, we did not declare or pay a cash dividend. Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended December 31, 2009 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2009 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2009.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward looking statements.

General

We generate revenues through sales of our magazines, sales of advertising space in our magazines, providing sales and marketing consulting services and online sales of products. During the fiscal year ended December 31, 2009, we generated $1,638,966 in revenues from the sale of our magazines, $4,504,651 in revenues from the sale of advertising space in these magazines, $3,344,962 in revenues from providing consulting services and $15,411,781 in revenues from online sales of electronic products. During the fiscal year ended December 31, 2008, we generated $1,648,650 in revenues from the sale of our magazines, $5,098,769 in revenues from the sale of advertising space in these magazines, $4,273,208 in revenues from providing consulting services and $2,059,579 in revenues from online sales of electronic products.

In July 2008, we began our new business of online marketing and sales of electronic products. This new business generated $15,411,781 in revenue in 2009, which constitutes 61.89% of total revenues that we generated in 2009. In early 2010, we expanded our online sales business by offering additional products including cell phones, jewelries, watches , apparel, beauty products and home appliances. Because we just launched this new business recently, we are still in the stage of investigating the market and evaluating potential opportunities to increase our revenues from this business line. However, we intend to sell more types of products online and expect that our online marketing and sales in China will generate a significant part of annual revenues of the Company over the next five years.

Industry Wide Factors that are Relevant to Our Business

We believe that the media and advertising industry in China is one of the fastest growing in the world and presents numerous opportunities for consolidation and growth. Based on the forecast by ZenithOptimedia, China is now projected to become the fourth-largest global ad market in 2010. In addition, we believe China’s hosting of the Olympic Games in Beijing in 2008 and the International World Exposition in Shanghai in 2010 have already and will benefit its advertising industry. In light of China’s growing number of consumers with rising income and increasing consumer spending, we believe that the media and advertising industry in China represents an attractive area where we could generate more revenues in the future.

With respect to our online sales business, accompanying the rapid development of Internet in China, more and more Chinese begin to favor online shopping for its convenience, quick delivery and less cost. According to a survey conducted by MasterCard in 2008, “Online Shopping in Asia-Pacific – Patterns, Trends and Future Growth,” China will replace Japan as the largest online shopping market in the Asia-Pacific region in 2010, with 480 million online shoppers spending $1.4 trillion. An increase in income level and a rapidly growing population of upper-middle class will positively boost the online shopping markets in China. By 2010, China’s online shopping population is projected to increase to 480 million and contribute to 58.6 percent of the total online shopping population in the region compared to 49.9 percent that it does currently. Therefore, we believe that the business of online sale is an important new business line that we should engage in to increase our revenue stream.

Results of Operations

Fiscal Year Ended December 31, 2009 Compared with Fiscal Year Ended December 31, 2008

The following table summarizes the results of our operations during the fiscal years ended December 31, 2009 and 2008. It provides information regarding the dollar and percentage increase or (decrease) from 2008 fiscal year to 2009 fiscal year:

	Year Ended December 31,

Item	2009	2008	Increase	% Increase
			(Decrease)	(% Decrease)
Revenue	$24,900,360	$13,080,206	$11,820,154	90.36%
Cost of Sales	$17,652,056	$5,145,952	$12,506,104	243.03%
Gross Profit	$7,248,304	$7,934,254	($686,950)	(8.65%	)
Operating Expenses	$5,917,937	$5,970,141	($52,204)	(0.87%	)
Other Income (expense)	$140,426	$80,377	$60,049	74.70%
Provision for Taxes	$27,328	$451,027	($423,699)	(93.94%	)
Net income from Continuing Operations	$1,443,465	$1,593,463	$149,998	(9.41%	)

Revenue

Our revenues in fiscal year 2009 amounted to approximately $24.9 million , which is $11.8 million or approximately 90.36% more than that of fiscal year 2008, when we had revenues of approximately $13.08 million. The overall increase in our revenues for the fiscal year 2009 is due to the significant expansion of our online sale of electronic products, which began in July 2008. Compared to 2008, our revenues attributable to sales of magazines decreased by $9,684 in 2009 and advertising revenues in 2009 decreased by $594,118. Our revenues attributable to consulting service decreased by $928,246 in 2009 and revenues generated from selling electronic products in 2009 increased by approximately $13.35 million as compared to 2008. In recent years, the traditional media industry has been severely impacted by the rapid development of internet media, which resulted in the decrease of the circulation volume of our magazines. In addition, due to the overall economic slow down, many companies have lowered their budget on marketing promotion and related consulting service and therefore caused the decrease in our consulting service and advertising sales.

Components of Revenues

The following table shows the different components comprising our total revenues during each of the past two fiscal years.

Revenue Category	2009	2008	Increase	% Increase
			(Decrease)	(% Decrease)
Magazine Sales	$1,638,966	$1,648,650	($9,684)	(0.59%	)
Advertising Sales	$4,504,651	$5,098,769	($594,118)	(11.65%	)
Consulting Services	$3,344,962	$4,273,208	($928,246)	(21.72%	)
Electronic products	$15,411,781	$2,059,579	$13,352,202	648.30%
Total	$24,900,360	$13,080,206	$11,820,154	90.36%

Cost of Sales

Our cost of sales in fiscal years 2009 and 2008 was $17,652,056 and $5,145,952, respectively, which accounts for approximately 70.89% and 39.34%, respectively, as a percentage of total revenues. The dollar amount of the cost of sales increased with the growth of annual sales. Cost of sales as a percentage of annual revenues increased by about 243.02% in 2009 as compared with 2008, which is mainly attributable to the fact that lower margin electronic products accounted for a much higher percentage of our total sales during the year of 2009. Due to the nature of the wholesale business, our electronic products have a lower profit margin of 6% as compared to a profit margin of 35% for our other products.

Expenses

Our expenses consist of payroll and other general and administrative expenses. Payroll expense was $2,401,789 in the 2009 fiscal year compared to $2,328,513 in the 2008 fiscal year. The increase in payroll expense is mainly because more employees were hired for the expansion of our online sales of electronic products.

Our other general and administrative expenses were $3,516,148 (14.12% of total sales) and $3,641,628 (27.84% of total sales) in fiscal years 2009 and 2008, respectively. The decrease of other general and administrative expenses is mainly due to a decrease in bad debt expense, education expense, legal and professional fees, and travel expense due to our tight cost control in 2009.

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

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to a EIT of 25.0% on its global income. The Implementing Rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then the organization’s global income will be subject to PRC income tax of 25.0% .

Under the income tax law and the related implementing rules, FIEs engaging in manufacturing businesses with a term of operation exceeding ten years may, subject to approval from local taxation authorities, be entitled to a two-year tax exemption from PRC EIT starting from the year they become profitable and a 50.0% tax reduction for the three years thereafter.

We are currently subject to income taxes according to applicable tax laws in the PRC. The tax rates are 15% for NMA, 15% for Shenzhen New Media and Shenzhen Media and 0% for CMO. CMO is exempt from PRC income tax as a part of the government supporting program from year 2009 to 2013.

We incurred income taxes of $27,328 and $451,207 in 2009 and 2008, respectively or a decrease of 93.94% . We paid less tax in 2009 because of the tax exempt status of CMO.

Net income (profit after taxes)

We earned net income of $1,443,465 in fiscal year 2009. This is an increase of $11,106 or approximately 0.78% from the net income of $1,432,359 in fiscal year 2008. The increase was mainly due to the expansion of online electronic products sales.

Liquidity and Capital Resources

As of December 31, 2009, we had cash and cash equivalents of approximately $5.55 million. We had no bank loans during the period. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Fiscal Years Ended
	December 31,
	2009	2008
Net cash provided by (used in) operating activities	$(480,937)	$1,598,233
Net cash provided by (used in) investing activities	4,718,816	(348,024)
Net cash provided by (used in) financing activities	(849,398)	(758,712)
Net cash inflow	3,385,522	612,625

Operating Activities:

Net cash used in operating activities was approximately $0.48 million in fiscal year ended December 31, 2009, which is a decrease of approximately $2.08 million from approximately $1.6 million net cash provided by operating activities in fiscal year ended December 31, 2008. Such decrease of net cash provided by (used in) operating activities was primarily attributable to the increase in accounts receivable of $2.67 million in 2009.

Investing Activities:

Our main uses of cash for investing activities are payments relating to the acquisition of property, plant and equipment.

Net cash provided by investing activities was approximately $4.72 million in fiscal year 2009, an increase of approximately $5.1 million from approximately $0.35 million net cash used in operating activities in fiscal year 2008. Such increase of net cash provided by investing activities was primarily attributable to approximately $5.9 million of a purchase deposit returned to us after we terminated the operating and management agreement with Shanghai Longcom Telecom Co. Ltd. in 2008.

Financing Activities

Net cash used in financing activities for the fiscal year ended December 31, 2009 was approximately $0.85 million as compared to approximately $0.76 million used in financing activities in fiscal year 2008. The increase of the net cash used in financing activities was mainly attributable to an approximately $1.6 million contract income receivable owned by CMO for collecting payments for our subsidiary, Shenzhen Media Investment Co., Ltd., which resulted in the increase of total repayment of related party payable.

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

Currency Fluctuations

Our operating subsidiaries are located in China. All expenses of the subsidiary and revenue received from customers are incurred in China denominated in RMB as the functional currency. Based on Chinese government regulation, all foreign currencies under the category of current accounts are allowed to be freely exchanged with hard currencies. During the past years of operation through July of 2005, there were no significant changes in exchange rates. On July 21, 2005, the Chinese government changed its foreign currency exchange policy from a fixed RMB/USD exchange rate into a flexible rate under the control of the Chinese government. From August 2005 through December 2009, the value of RMB against US dollars appreciated by 15.56%, from RMB 8.1/ $1 to RMB 6.84/ $1.

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

In September 2009, Accounting Standards Codification (“ASC”) became the source of authoritative U.S. GAAP recognized by the Financial Accounting Standards Board (“FASB”) for nongovernmental entities, except for certain FASB Statements not yet incorporated into ASC. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative U.S. GAAP for registrants. The discussion below includes the applicable ASC reference.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the application date and the impact of this standard on its financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The full text of our audited consolidated financial statements as of December 31, 2009 and 2008 begins on page F-1 of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and interim chief financial officer, Mr. Yingsheng Li, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Mr. Li concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2009.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management determined that our internal controls over financial reporting as of December 31, 2009 were not effective. During our assessment, management identified the significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) the absence of an Audit Committee.

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

  In addition, we have allocated significant financial and human resources to strengthen the internal control structure. As part of our efforts to comply with Section 404 of the Sarbanes-Oxley Act for fiscal year 2010, we have been actively working with external consultants to assess our data collection, financial reporting, and control procedures and to strengthen our internal controls over financial reporting.

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

(c) Changes in internal control over financial reporting

As described above, during the fourth quarter of the fiscal year ended December 31, 2009, we have taken certain remediation measures that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the name, age and position of each of our current executive officers and directors:

Name	Age	Position
Yingsheng Li	49	President, Chief Executive Officer, Interim Chief Financial Officer and Chairman
Bin Li	45	Executive Director
Xiaofeng Ding	38	Director
Dongsheng	35	Director

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

Bin Li has been our executive director since December 31, 2005. Before joining the Company in March 2004, Mr. Li worked as the Vice President of Henan Huayuan Corporation, a food service business, from 1996 to 2000. Mr. Li received his Ph.D. in Management in 2004 from the School of Management of Xi’an Jiaotong University.

There are no agreements or understandings for any of our executive officers or director to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Directors are elected until their successors are duly elected and qualified.

Board Composition and Committees

The board of directors is currently composed of four members, Yingsheng Li, Xiaofeng Ding, Dongsheng Ren and Bin Li. All board action requires the approval of a majority of the directors in attendance at a meeting at which a quorum is present. We may increase the size of our board of directors in the future but have not determined the approximate time to take such action.

We currently do not have standing audit, nominating or compensation committees. Our board of directors handles the functions that would otherwise be handled by each of the committees. We intend, however, to establish an audit committee, a nominating committee and a compensation committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. The nominating committee would be primarily responsible for nominating directors and setting policies and procedures for the nomination of directors. The nominating committee would also be responsible for overseeing the creation and implementation of our corporate governance policies and procedures. The compensation committee will be primarily responsible for reviewing and approving our compensation and benefit policies, including compensation of executive officers.

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

Family Relationships

Except as described below, there are no family relationships among our directors or officers:

Mr. Bin Li, our Executive Director is the brother of our Chief Executive Officer, Mr. Yingsheng Li.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in Item 13, “Certain Relationships and Related Transactions, and Director Independence,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC and written representations of our directors and executive officers, we believe that all persons subject to reporting filed the required reports on time in the 2009 fiscal year.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table – 2009 and 2008

The following summary compensation table sets forth the aggregate compensation we paid or accrued to Yingsheng Li, our Chief Executive Officer and Chairman for services rendered in all capacities during the fiscal years 2009 and 2008. No other executive officers received total compensation in excess of $100,000 in either year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)(1)
Yingsheng Li, CEO and Chairman	2009	14,470	7,588	22,058
	2008	21,029	14,705	35,734

(1) Mr. Yingsheng Li’s compensation was paid by the Company in RMB. The dollar amounts in the above table were calculated on the base that $1= RMB 6.8 and $1= RMB 6.8 for years 2008 and 2009, respectively.

Employment Agreements

We entered into an employment agreement with Mr. Yingsheng Li, our named executive office. This agreement was signed on March 26, 2009 for a two-year term ending April 1, 2011. We expect that this agreement will be automatically renewed for an additional year by the parties upon its expiration. Under the terms of the agreement, as renewed, we are obligated to pay Mr. Li a monthly salary of RMB 8,200 (approximately $1,200).

We entered into an employment agreement with our Executive Director, Bin Li, on March 1, 2004. This agreement was renewed on March 26, 2010 for a one-year term ending April 1, 2011. We expect that this agreement will be automatically renewed for an additional year by the parties upon its expiration. Under the terms of the agreement, as renewed, we are obligated to pay Mr. Li a monthly salary of RMB 16,000 (approximately $2,353).

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives, during the fiscal year ended December 31, 2009.

Director Compensation

The following table provides information on the compensation paid by us to our directors for the fiscal years ended on December 31, 2009 and 2008. Bonus compensation that Mr. Yingsheng Li, our Chairman and Chief Executive Officer, received for his services as a director is reflected in the summary compensation table above.

Name	Year	Fees earned or paid in Cash	Total
		($)	($)(1)
Xiaofeng Ding	2009	-	-
	2008	-	-
Dongsheng Ren	2009	-	-
	2008	-	-
Bin Li	2009	$29,411	$29,411
	2008	24,852	24,852

(1) Each of the persons listed in the above table received compensation from the Company in RMB. The dollar amounts in the above table were calculated on the base that $1= RMB 6.8 and $1= RMB 6.8 for years 2008 and 2009, respectively.

During 2009 and 2008, we did not pay our directors retainer fees or fees for attending meetings of our board of directors, but we do reimburse directors for reasonable travel expenses related to attendance at board meetings. In the future, we may adopt a policy of paying independent directors a fee for their attendance at board and committee meetings. No stock or stock options or other equity incentives were awarded to our directors during the fiscal year ended December 31, 2009. We do not have non-equity incentive or a deferred compensation plan that our directors may participate in.

Indemnification of Directors and Executive Officers and Limitation of Liability

Our Bylaws provide for the indemnification of our directors and officers, past, present and future, under certain circumstances, against attorney’s fees, judgments, fines and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of us. We will also bear expenses of such litigation for any of our directors, officers, employees or agents upon such persons promise to repay us therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditure by us, which we may be unable to recoup.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of April 12, 2010 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as to such shares. No person listed below has any options, warrants or other rights to acquire additional securities of the Company except as may be otherwise noted.

Address of each of the persons set forth below is in care of China Marketing Media Holdings, Inc. RMA 901, KunTai International Mansion, No. 12 Chaowai Street, Beijing, 100020, China.

Title of Class	Name of Beneficial Owner	Office, If Any	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock, no par value	Yingsheng Li	President, Chief Executive Officer, Interim Chief Financial Officer and Chairman	9,958,425	34.72%
Common Stock, no par value	Xiaofeng Ding	Director	6,746,077	23.52%
Common Stock, no par value	Dongsheng Ren	Director	5,535,316	19.30%
Common Stock, no par value	Bin Li	Executive Director	0	*
Common Stock, no par value	All officers and directors as a group (4 persons named above)		22,239,818	77.53%

* Less than 1%

1Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

2A total of 28,686,002 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of April 12, 2010. For each beneficial owner above, any options or warrants exercisable within 60 days have been included in the denominator.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2009 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11, “Executive Compensation”).

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES. – CHILD, VAN WAGONER PLEASE HELP TO FILL IN THE AUDIT FEE

The following is a summary of the fees billed to the Company by our independent auditor, Child Van Wagoner & Bradshaw, PLLC, for professional services rendered for the fiscal years ended December 31, 2009 and 2008:

	2009	2008
Audit fees(1)	$95,000	$90,000
Audit-related fees(2)	30,000	30,000
Tax fees(3)	0	0
All other fees	0	0
Total	$125,000	$120,000

(1)

Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)	Consists of fees billed for all out-of-pocket expenses associated with performing audit and review services.

(3)	Consists of fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit and non-audit services performed by Child Van Wagoner & Bradshaw, PLLC for our consolidated financial statements as of and for the year ended December 31, 2009.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial Statement are set forth beginning on page F-1 of the Report

• Report of Independent Registered Public Accounting Firm	F-2

• Consolidated Balance Sheets	F-3

• Consolidated Statements of Operations And Comprehensive Income	F-4 – F-5

• Consolidated Statements of Cash Flows	F-6 – F-7

• Consolidated Statements of Stockholders’ Equity	F-8

• Notes to Consolidated Financial Statements	F-9 – F-21

(2)

Financial Statement Schedules: All Schedules are omitted because the information called for is not applicable, is not required, or because the financial information is set forth in the financial statements or notes thereto.

(3)	Exhibits

• Exhibits (including those incorporated by reference).

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

21	List of Subsidiaries of the Registrant*
31	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002*

* Filed herewith.
** Represents management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Marketing Media Holdings, Inc.

By: /s/Yingsheng Li
Yingsheng Li
Chief Executive Officer and Interim Chief Financial Officer

Date: April 14, 2010

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

Signature	Capacity	Date

/s/ Yingsheng Li	President, Chief Executive Officer, Interim	April 14, 2010
Yingsheng Li	Chief Financial Officer and Chairman

/s/ Xiaofeng Ding	Director	April 14, 2010
Xiaofeng Ding

/s/ Dongsheng Ren	Director	April 14, 2010
Dongsheng Ren

/s/ Bin Li	Executive Director	April 14, 2010
Bin Li

EXHIBITS

Exhibit Number	Description of Exhibit
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

21	List of Subsidiaries of the Registrant*
31	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith
** Represents management contract or compensatory plan or arrangement.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations And Comprehensive Income	F-4 – F-5
Consolidated Statements of Cash Flows	F-6 – F-7
Consolidated Statements of Stockholders’ Equity	F-8
Notes to Consolidated Financial Statements	F-9 – F-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

China Marketing Media Holdings, Inc.
Beijing, China

We have audited the accompanying consolidated balance sheets of China Marketing Media Holdings, Inc. (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income, cash flows, and changes in stockholders’ equity for the years ended December 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Marketing Media Holdings, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
March 31, 2010

CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

	As of December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$5,546,749	$2,161,227
Accounts receivable	2,780,489	19,253
Prepaid expenses	578,652	110,525
Inventory	279,807	421,479

Total current assets	9,185,697	2,712,484

Non-current assets:
Investment deposit – purchase of targets	-	5,967,143
Loans receivable from major sales agents	-	716,072
Loans receivable	1,170,070	72,948
Long-term investments	456,180	344,591
Related party receivables – affiliates	2,685,944	1,960,166
Related party receivables	354,063	411,040
Other receivable	489,356	199,880
Goodwill	812,465	810,450
Property, plant and equipment	1,765,843	1,704,179
Less: accumulated depreciation	(510,772)	(335,101)
License agreement	1,482,823	1,474,906
Less: accumulated amortization	(883,746)	(748,894)

Total non-current assets	7,822,226	12,577,380

TOTAL ASSETS	$17,007,923	$15,289,864

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$152,104	$285,730
Accrued expenses and levies	90,117	199,346
Deferred revenues	342,126	185,575
Taxes payable	91,770	16,897
Other payable	375,000	131,185

Total current liabilities	1,051,117	818,733

Commitments and contingencies

Equity:
China Marketing Media Holdings, Inc. stockholders’ equity:
Common stock, no par value, 100,000,000 shares authorized, 28,686,002 common shares issued and outstanding	1,112,546	1,112,546
Additional paid-in capital	165,000	165,000
Retained earnings	12,760,253	11,254,479
Accumulated other comprehensive income	1,947,349	1,905,139
Total China Marketing Media Holdings, Inc. stockholders’ equity	15,985,148	14,437,164

Non-controlling interests	(28,342)	33,967
Total equity	15,956,806	14,471,131

TOTAL LIABILITIES AND EQUITY	$17,007,923	$15,289,864

See accompanying notes to consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2009	2008
Revenue, net
Magazine advertising	$9,488,579	$11,020,627
Electronics	15,411,781	2,059,579
	24,900,360	13,080,206

Cost of revenue
Magazine advertising	3,151,729	3,210,524
Electronics	14,500,327	1,935,428
	17,652,056	5,145,952

Gross profit	7,248,304	7,934,254

Operating expenses:
Payroll expenses	2,401,789	2,328,513
Other general and administrative	3,516,148	3,641,628

Total operating expenses	5,917,937	5,970,141

Income from operations	1,330,367	1,964,113

Other income (expense):
Interest income	55,767	27,230
Interest expense	-	(175)
Investment loss (equity method)	(55,369)	(47,908)
Subsidy income	140,028	87,454
Other income	-	13,776

Total other income	140,426	80,377

Income from continuing operations before income taxes	1,470,793	2,044,490

Income tax expense	(27,328)	(451,027)

Income from continuing operations, net of tax	1,443,465	1,593,463

Discontinued operations, net of tax	-	(161,104)

NET INCOME	$1,443,465	$1,432,359

See accompanying notes to consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2009	2008

Add: net loss attributable to non-controlling interests	62,309	36,939

Net income attributable to China Marketing Media Holdings, Inc.	$1,505,774	$1,469,298

Earnings per share – basic and diluted:
Income from continuing operations attributable to China Marketing Media Holdings, Inc. common stockholders	$0.05	$0.06
Discontinued operations attributable to China Marketing Media Holdings, Inc. common stockholders	-	(0.01)
Net income attributable to China Marketing Media Holdings, Inc. common stockholders	$0.05	$0.05

Weighted average common stock outstanding – basic and diluted	28,686,002	28,129,890

NET INCOME	$1,443,465	$1,432,359

Other comprehensive income
- Foreign currency translation gain	42,210	901,606

COMPREHENSIVE INCOME	$1,485,675	$2,333,965

Comprehensive loss attributable to non-controlling interests	$62,309	$36,939
Comprehensive income attributable to China Marketing Media Holdings, Inc.	$1,547,984	$2,370,904

See accompanying notes to consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2009	2008
Cash flows from operating activities:
Net income	$1,443,465	$1,432,359
Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities:
Amortization and depreciation	316,947	293,687
Shares issued for services	-	165,000
Gain on disposal of property, plant and equipment	-	(64)
Investment loss (equity method)	55,369	47,908
Deferred tax assets	-	35,833
Changes in operating assets and liabilities:
Accounts receivable	(2,671,113)	196,050
Prepaid expenses	(431,055)	145,855
Inventory	142,643	(414,937)
Due from major sales agents	717,466	(643,111)
Other receivable	(298,283)	2,074
Other asset	-	143,632
Accounts payable and accrued expenses	(223,162)	86,667
Deferred revenues	156,005	(80,250)
Taxes payable	74,903	(34,225)
Other payable	235,878	124,133

Net cash provided by (used in) operating activities – continuing operations	(480,937)	1,500,611
Net cash provided by discontinued operations	-	97,622

Net cash provided by (used in) operating activities	(480,937)	1,598,233

Cash flows from investing activities:
Purchase of property, plant and equipment	(57,396)	(256,000)
Purchase of intangible assets	(11,184)	(12,937)
Deposit paid on investment in subsidiary	-	(129,269)
Payment on loan advances to a third party	(1,169,440)	-
Cash acquired in purchases of subsidiary	-	70,380
Proceeds from disposal of subsidiary	-	141,831
Refund from investment deposit	5,978,763	-
Purchase of investment	(21,927)	-

Net cash provided by (used in) investing activities – continuing operations	4,718,816	(185,995)
Net cash used in discontinued operations	-	(162,029)

Net cash provided by (used in) investing activities	4,718,816	(348,024)

See accompanying notes to consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
FOR THE YEAR ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

	For the year ended December 31,
	2009	2008
Cash flows from financing activities:
Repayment of related party payables	(849,398)	(510,514)

Net cash used in discontinued operations	-	(248,198)

Net cash used in financing activities	(849,398)	(758,712)

Effect of exchange rate changes in cash and cash equivalents	(2,959)	121,128

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,385,522	612,625

BEGINNING OF YEAR	2,161,227	1,548,602

END OF YEAR	$5,546,749	$2,161,227

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$25,987	$483,358
Cash paid for interest	$125,704	$77,293

See accompanying notes to consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

	Stockholders’ equity
					Accumulated
					other
	Common stock		Retained	Additional	comprehensive	Non-controlling	Total
	No. of shares	Amount	earnings	paid-in capital	income	interest	equity

Balance at January 1, 2008	27,586,002	$1,112,546	$9,785,181	$-	$1,003,533	$70,906	$11,972,166

Net income for the year	-	-	1,469,298	-	-	(36,939)	1,432,359
Shares issued for services, non-cash	1,100,000	-	-	165,000	-	-	165,000
Foreign currency translation adjustment	-	-	-	-	901,606	-	901,606

Balance as of December 31, 2008	28,686,002	$1,112,546	$11,254,479	165,000	1,905,139	33,967	14,471,131

Net income for the year	-	-	1,505,774	-	-	(62,309)	1,443,465
Foreign currency translation adjustment	-	-	-	-	42,210		42,210

Balance as of December 31, 2009	28,686,002	$1,112,546	$12,760,253	$165,000	$1,947,349	$(28,342)	$15,956,806

See accompanying notes to consolidated financial statements

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

1. ORGANIZATION AND BUSINESS BACKGROUND

China Marketing Media Holdings, Inc. ("China Marketing" or the "Company") was incorporated under the laws of the State of Texas on October 29, 1999.

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

In November 2007, Shenzhen Media formed a new 52% owned subsidiary in the PRC known as Beijing Orient Converge Human Resources Management Center Co. Ltd. ("BJOC"). The registered capital of BJOC is RMB 5,000,000 (approximately $684,500).

On July 18, 2008, Shenzhen New Media formed a new 51% owned subsidiary, Shanghai Zhiduo Network Technology Company Limited ("SZNT") under the laws of the PRC. The registered capital of SZNT is RMB 1,000,000 (approximately $142,879). SZNT is engaged in the business of management consulting services and brand name consulting services.

On August 2, 2008, Shenzhen Media sold 42% ownership of BJOC to Shanghai Cheng Mei Biotechnology Co., Ltd. ("Shanghai Cheng Mei") for a cash price of $141,831 (equivalent to RMB 987,461). After the sale, Shenxhen Media owns 10% of BJOC.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

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

  Basis of consolidation

The condensed consolidated financial statements reflect the consolidated operations of CMKM and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

  Cash and cash equivalents

For purposes of the statements of cash flows, cash and cash equivalents includes cash on hand and demand deposits held by banks. Deposits held in financial institutions in the PRC are not insured by any government entity or agency.

  Trade accounts receivable

Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

  Inventory

Inventories mainly consist of the electronic products purchased from third parties, which are stated at the lower of cost, as determined on a first-in, first-out basis, or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower.

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
FOR THE YEARS ENDED DECEMBER, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

Expenditure for maintenance and repairs is expensed as incurred. The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the consolidated statement of operations.

	As of December 31,
	2009	2008

Buildings	$1,078,168	$1,075,494
Motor vehicles	328,074	327,260
Furniture and equipment	158,059	162,911
Computer equipment	201,542	138,514
	1,765,843	1,704,179
Less: accumulated depreciation	(510,772)	(335,101)

Property, plant and equipment, net	$1,255,071	$1,369,078

Depreciation expense for the years ended December 31, 2009 and 2008 was $174,746 and $195,385, respectively.

Long-lived assets of the Company are reviewed annually to assess whether the carrying value has become impaired according to the guidelines established in the Accounting Standards Codification ("ASC") Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”. No impairment of assets was recorded in the years reported.

  Intangible assets

In accordance with ASC Topic 350-50, “General Intangibles Other Than Goodwill”, goodwill amounts are not amortized, but rather are tested for impairment at least annually. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives, which is the ten years of the "license agreement." The carrying amount of the asset is reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. No intangible asset impairment charges are deemed necessary for the year ended December 31, 2009.

Amortization expense of the license agreement included in cost of revenue for the years ended December 31, 2009 and 2008 was $142,201 and $145,202, respectively. Estimated future amortization expense related to the license agreement as of December 31, 2009 is as follows:

Years ending December 31,
2010	$149,770
2011	149,770
2012	149,770
2013	149,767

Total:	$599,077

  Long-term investments

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

Long-term investments represent cost and equity method investments in the PRC. Equity method investments are recorded at original cost and adjusted to recognize the Company’s proportionate share of the investee’s net income or losses and additional contributions made and distributions received. The Company recognizes a loss if it is determined that other than temporary decline in the value of the investment exists. The Company also accounts for investments with ownership less than 20% using the cost method.

(a) Shenzhen Keungxi Technology Company Ltd. ("SKTC")

SKTC was incorporated in China in October 2005. Its business scope includes, among others, sales and development of computer software, and computer and communication systems. It also provides information system consulting services. The Company, through Shenzhen Media, holds 48% of the equity interest of SKTC and three individual shareholders, Wengao Luo, Xi Chen and Bin Li own the remaining 21.5%, 21.5% and 9% equity interest of SKTC, respectively and accounts for the investment using the equity method.

Balance as of December 31, 2005	$78,555
Investment loss (48%)	(41,835)
Advances made to SKTC	166,031
Balance as of December 31, 2006	202,751
Investment loss (48%)	(49,916)
Advances made to SKTC	217,541
Balance as of December 31, 2007	370,376
Investment loss (48%)	(47,908)
Advances made to SKTC	22,123
Balance as of December 31, 2008	344,591
Investment loss (48%)	(33,455)
Advances made to SKTC	71,915
Balance as of December 31, 2009	$383,051

(b) Shanghai Qiyu Information Technology Co., Limited (“SQIT”)

SQIT was incorporated in China in November 2007 and is mainly engaged in the provision of network services. In January 2009, the Company, through Shenzhen Media, holds 30% of the equity interest of SQIT and accounts for the investment using the equity method.

Balance as of January 1, 2009	$21,914
Investment loss (30%)	(21,914)
Balance as of December 31, 2009	$-

(c) Beijing Orient Converge Human Resources Management Center Co. Ltd (“BJOC”)

BJOC was incorporated in China in October 2004 and is mainly engaged in providing consultation, professional training and relevant sale and marketing services to business enterprises in China. In November 2007, the Company, through Shenzhen Media, held 52% of the equity interest of BJOC and accounted for the investment in consolidation.

On August 2, 2008, the Company’s subsidiary, Shenzhen Media, sold 42% ownership of BJOC to Shanghai Cheng Mei Biotechnology Co., Ltd. ("Shanghai Cheng Mei") for a cash consideration of $141,831 (equivalent to RMB 987,461). As of December 31, 2009, the Company, through Shenxhen Media owns the remaining 10% of BJOC amounting to $73,129 and records this investment using the cost method.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

  Non-controlling interest

Non-controlling interest represents non-controlling owners 49% of equity in SZNT as of December 31, 2009.

  Revenue recognition

In accordance with ASC Topic 605, "Revenue Recognition", the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

(a) Magazine advertising

The Company publishes three issue magazines each month, (namely Sale edition, Channel edition and Case edition) of "China Marketing" and other special editions periodically, for example, "China Business & Trade" – (Training edition).

The Company recognizes revenues for the advertising sales and consulting service ratably over the periods when the customer's advertisements are published and services are provided. Total revenue from the advertising sales is $4,504,651 and $5,098,769 for the years ended December 31, 2009 and 2008, respectively. Total revenue from marketing consulting service is $3,344,962 and $4,273,208 for the years ended December 31, 2009 and 2008, respectively.

The Company recognizes revenue from the publishing of the above magazines when the risks and rewards of ownership of the goods have transferred to the customer, which is usually on delivery or when title passes. Total revenue from the publishing business is $1,638,966 and $1,648,650 for the years ended December 31, 2009 and 2008, respectively. Since the fourth quarter of 2008, the Company commenced the new business line of selling electronic products on the internet portal www.ipinipin.com, which attributed $15,411,781 and $2,059,579 of revenue for the years ended December 31, 2009 and 2008 respectively.

(b) Electronics trading

The Company derives the major revenues from the trading of electronic products. The Company recognizes its revenues net of value-added taxes (“VAT”) when the products are delivered to the customers, which occurs when the customer has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable and collectibility is reasonably assured.

An analysis of the Company’s revenues by products is as follows:

	Years ended December 31,
	2009	2008

Magazine advertising:
Advertising pages sales	$4,504,651	$5,098,769
Marketing consulting service	3,344,962	4,273,208
Publishing	1,638,966	1,648,650
	9,488,579	11,020,627
Electronics trading	15,411,781	2,059,579

Total revenue	$24,900,360	$13,080,206

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

  Cost of revenue

(a) Magazine advertising

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

Third, agency distribution involves delivery of our magazines to sales agents who in turn distribute the magazines to retail agents at various locations throughout China. The Company granted sales agents a two-month return privilege. Average return rate for the years ended December 31, 2009 and 2008 was 11% and 12.76%, respectively.

In accordance with the provisions of ASC Topic 605-15-25-1, “Sales of Product when Right of Return Exists” (“ASC 605-15-25-1”), an enterprise sells its product but gives the buyer the right to return the product, revenue from the sales transaction shall be recognized at time of sale only if all of the following conditions are met:

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

The Company recognizes magazine sales revenue in accordance with the provisions of ASC 605-15-25-1: first, our price to the sales agent is fixed; second, the sales agent has to pay us fully upon order request and the payment is not contingent on resale of the magazines; third, the Company is not responsible in the event of theft or physical destruction or damage of the product after delivery; fourth, our sales agents include bookstores, reading groups, and culture groups, etc.; fifth, the Company has no obligations to resell the magazines distributed to sales agents; and finally, the amount of returns can be reasonably estimated and are included in accrued liabilities.

(b) Electronics trading

Cost of revenue consists primarily of purchase cost of electronics products, direct labor, depreciation and other overheads, which are directly attributable to the sale of electronics products. Shipping and handling cost, associated with the delivery of electronic products to the customers, are recorded in cost of revenue and are recognized when the related product is delivered to the customer.

  Advertising expenses

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

Advertising costs are expensed as incurred under ASC Topic 720-35, “Advertising Costs”. The Company incurred advertising cost of $57,180 and $275,042 for the years ended December 31, 2009, and 2008.

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

	Years ended December 31,
	2009	2008
Numerator for basic and diluted EPS
Income from continuing operations attributable to China Marketing Media Holdings, Inc. common stockholders	$1,505,774	$1,630,402
Discontinued operations attributable to China Marketing Media Holdings, Inc. common stockholders	-	(161,104)
Net income attributable to China Marketing Media Holdings, Inc. common stockholders	$1,505,774	$1,469,298

Denominator for basic and diluted EPS
- Weighted average shares of common stock outstanding	28,686,002	28,129,890

Earnings per share – basic and diluted
Income from continuing operations attributable to China Marketing Media Holdings, Inc. common stockholders	$0.05	$0.06
Discontinued operations attributable to China Marketing Media Holdings, Inc. common stockholders	$-	$(0.01)
Net income attributable to China Marketing Media Holdings, Inc. common stockholders	$0.05	$0.05

  Foreign currency translation and comprehensive income

The accompanying financial statements are presented in United States Dollars (“US$”). The functional currency is the Renminbi ("RMB") of the PRC. The financial statements are translated into US dollars from RMB at year-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

On July 21, 2005, the PRC changed its foreign currency exchange policy from a fixed RMB/US$ exchange rate into a flexible rate under the control of the PRC's government. The Company uses the Closing Rate Method in currency translation of the financial statements of the company.

RMB is not freely convertible into the currency of other nations. All such exchange transactions must take place through authorized institutions. There is no guarantee the RMB amounts could have been, or could be, converted into US$ at rates used in translation.

  Income taxes

The Company adopted ASC Topic 740, “Income Taxes” regarding accounting for uncertainty in income taxes, which prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and interest, accounting in interim periods and disclosure.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

The Company has recorded no deferred tax assets as of December 31, 2009 and 2008, respectively. For the years ended December 31, 2009 and 2008, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2009, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

  Retirement plan costs

Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the consolidated statements of operation and comprehensive income as and when the related employee service is provided.

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

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

  Financial instruments

The carrying value of the Company’s financial instruments include cash and cash equivalents, accounts receivable, prepaid expense, other receivables, accounts payable, accrued expenses and levies, deferred revenues, taxes payable and other payables. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

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

3. INVESTMENT DEPOSIT

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

4. LOANS RECEIVABLE FROM MAJOR SALES AGENTS

The Company had loans receivable amounting to $0 and $716,072 as of December 31, 2009 and 2008, respectively. Loans were provided to the Company's major sales agents. The loans are unsecured, and bear no interest. These loans have no fixed payment schedule and are due on demand.

Approximately 64% of the Company's magazine and advertising sales are generated from its four major sales agents in the PRC. The representatives of these sales agents solicited advertising from the general public in their respective designated geographic territories. The Company's magazines are believed to be well established and recognized by the general public. In this regard, management believes no severe impact on the Company’s sales would result if any of the sales agents were lost.

5. PREPAID EXPENSES

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

Prepaid expenses consist primarily of prepayments made to an unrelated company in advance for future financial and legal consultation services. As of December 31, 2009 and 2008, prepaid balance under these arrangements totaled $578,652 and $110,525, respectively.

6. RELATED PARTY TRANSACTIONS WITH AN AFFILIATE

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

As of December 31, 2009 and 2008, related party receivables represented loans receivable from CMO totaling $2,685,944 and $1,960,166, which are unsecured, and bear no interest. These loans have no fixed repayment schedule and are receivable on demand.

7. RELATED PARTY RECEIVABLES

As of December 31, 2009 and 2008, related party receivables represented temporary advances totaling $354,063 and $411,040, which are unsecured, and bear no interest. These related party receivables have no fixed repayment schedule and are receivable on demand.

8. LOAN RECEIVABLE

On September 24, 2009, the Company, through Shenzhen New Media, entered into a loan and investment option agreement (“the Agreement”) with Beijing Kang Pusen Management Consultants Co., Ltd (“Kang Pusen”). Kang Pusen is mainly engaged in sales training services in the PRC.

Under the Agreement, the Company provides a loan advance of $1,170,070 (equivalent to RMB8,000,000) to Kang Pusen, which is non-interest bearing, secured by 100% equity interest of Kang Pusen and repayable by cash in full or conversion to equity, subject to the fulfillment of performance requirements in 2010 results. Based on the agreed conditions, when Kang Pusen achieves its revenue up to RMB10 million before May 2010, the loan advances at the discretion of the Company may be converted into common stock at the conversion price equal to 20% ownership in Kang Pusen. Additionally, when Kang Pusen achieves 2010 full year’s performance milestone, whereas annual revenue is RMB30 million and net income is RMB12 million, together with the profit commitment of not less than 30% annual growth in the next three years, the Company may agree to increase its equity interest in Kang Pusen up to 45%-55%, at the conversion price of not exceeding 6 times of its earnings per share. The note will automatically mature on December 24, 2010 in full repayment, given that the Company elects not to exercise the conversion option.

As of December 31, 2009, the loan balance amounted to $1,170,070.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

9. INCOME TAXES

United States

The Company was incorporated in the United States of America and is subject to U.S. tax law. No provisions for income taxes have been made as the Company has no U. S. taxable income for the years presented. The applicable income tax rates for the Company for the years ended December 31, 2009 and 2008 are 34%.

British Virgin Islands

The Company’s subsidiary, Media Challenge was incorporated in the British Virgin Islands and is not subject to income taxes under the current laws of the British Virgin Islands.

PRC

The Company’s subsidiaries in the PRC are currently subject to income taxes according to applicable tax laws in the PRC. The tax rates are 15% for NMA, 15% for Shenzhen New Media and Shenzhen Media and 0% for CMO. The provision for income taxes for the years ended December 31, 2009 and 2008 was $27,328 and $451,027, respectively.

Pursuant to the laws and regulations in the PRC, NMA, as a wholly-foreign-owned enterprise ("WFOE") in the PRC, is entitled to an exemption from the PRC enterprise income tax for two years commencing from its first profitable year in 2006. NMA accounts for most of the revenue during the periods presented. Other subsidiaries income tax rates range from 0% to 25%.

(a) The provision for income taxes consists of the following:

	Years ended December 31,
	2009	2008
PRC:
Current tax	$27,328	$451,027
Deferred tax	-	-

	$27,328	$451,027

The amount represents the difference of the provision for PRC enterprise income tax calculated at the subsidiary’s statutory income tax rate of 15%.

(b) Deferred tax

No provision for deferred tax assets or liabilities has been made, since the Company had no material temporary differences between the tax bases of assets and liabilities and their carrying amounts.

10. CONCENTRATIONS AND RISK

The Company is exposed to the following concentrations of risk:

As discussed in Note 6, the Company's operations are conducted through an agreement with CMO, a company owned by the PRC government. The revenues are generated through production of the magazines owned by CMO.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

The current contract will terminate in 2013, and it is unknown whether the contract will be renewed. A change in the political climate in the PRC could also have a material adverse effect on the Company's business.

(a) Major customers

For the year ended December 31, 2009, one customer represents more than 10% of the Company’s purchases. This customer accounts for 10% of the Company’s revenues amounting to $2,560,948, with $490,441 of accounts receivables.

For the year ended December 31, 2008, there is no customer who accounts for 10% or more of revenues.

(b) Major vendors

For the years ended December 31, 2009 and 2008, there is no vendor who accounts for 10% or more of purchases.

(c) Major distribution agents for the publishing business

For the years ended December 31, 2009 and 2008, approximately 26% and 64% of the Company’s sales are generated from its 4 major sales agents in the PRC, respectively. The representatives solicited advertising from the general public in their designated geographic territory.

The Company’s magazines are believed to be well established and recognized by the general public. In this regard, management believes no severe impact would occur on the Company’s sales if any of the distributing agents were lost.

(d) Economic and political risks

The Company faces a number of risks and challenges as a result of having primary operations and marketing in the PRC. Changing political climates in the PRC could have a significant effect on the Company's business.

(e) Control by principal stockholders

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

11. COMMITMENTS AND CONTINGENCIES

(a) Operating lease commitments

The Company leases various office spaces under non-cancelable operating agreements in a term ranging from 1 to 4 years, with fixed monthly rentals, expiring between December 2010 and December 2014. Costs incurred under these operating leases are recorded as rent expense and totaled approximately $359,880 and $386,055 for the years ended December 31, 2009 and 2008.

As of December 31, 2009, future minimum rent payments due under various non-cancelable operating leases in next three years are as follows:

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

Years ending December 31:
2010	$240,065
2011	230,284
2012	165,229

Total:	$635,578

(b) Contingencies

The Company has not, historically, carried any property or casualty insurance. No amounts have been accrued for any liability that could arise from the lack of insurance. Management feels the chances of such an obligation arising are remote.

12. RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In September 2009, Accounting Standards Codification (“ASC”) became the source of authoritative U.S. GAAP recognized by the Financial Accounting Standards Board (“FASB”) for nongovernmental entities, except for certain FASB Statements not yet incorporated into ASC. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative U.S. GAAP for registrants. The discussion below includes the applicable ASC reference.

In June 2009, the FASB finalized SFAS No. 167, “Amending FASB interpretation No. 46(R)”, which was included in ASC Topic 810-10-05 “Variable Interest Entities”. The provisions of ASC Topic 810-10-05 amend the definition of the primary beneficiary of a variable interest entity and will require the Company to make an assessment each reporting period of its variable interests. The provisions of this pronouncement are effective January 1, 2010. The Company is evaluating the impact of the statement on its financial statements.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the application date and the impact of this standard on its financial statements.