Form 10-Q
period 2010-03-31
China Marketing Media Holdings, Inc.
filed 2010-05-24
CIK 1353307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 000-51806

CHINA MARKETING MEDIA HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Texas	76-0641113
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

RMA 901
KunTai International Mansion
No. 12 Chaowai Street
Beijing, 100020, People’s Republic of China
(Address of principal executive offices, Zip Code)

(86)10-59251090
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 21, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, no par value	28,686,002

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page
Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009	F-2
Condensed Consolidated Statements of Operations And Comprehensive Income (Loss) for the Three Months ended March 31, 2010 and 2009	F-3 – F-4
Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2010 and 2009	F-5 – F-6
Condensed Consolidated Statement of Stockholders’ Equity for the Three Months ended March 31, 2010	F-7
Notes to Condensed Consolidated Financial Statements	F-8 – F-20

CHINA MARKETING MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2010	December 31, 2009
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$6,121,303	$5,546,749
Accounts receivable	2,619,485	2,780,489
Prepaid expenses	99,163	578,652
Inventory	860,624	279,807

Total current assets	9,700,575	9,185,697

Non-current assets:
Loan receivable	1,170,258	1,170,070
Long-term investments	455,310	456,180
Related party receivables – affiliates	3,907,789	2,685,944
Related party receivables	354,120	354,063
Other receivable	805,629	489,356
Goodwill	812,596	812,465
Property, plant and equipment	1,765,779	1,765,843
Less: accumulated depreciation	(546,291)	(510,772)
License agreement	1,483,062	1,482,823
Less: accumulated amortization	(922,934)	(883,746)

Total non-current assets	9,285,318	7,822,226

TOTAL ASSETS	$18,985,893	$17,007,923

LIABILITIES AND EQUITY
Accounts payable	$568,878	$152,104
Accrued expenses and levies	80,383	90,117
Deferred revenues	505,265	342,126
Taxes payable	33,126	91,770
Other payable	649,413	375,000

Total current liabilities	1,837,065	1,051,117

Commitments and contingencies

Equity:
China Marketing Media Holdings, Inc. stockholders’ equity:
Common stock, no par value, 100,000,000 shares authorized, 28,686,002 common shares issued and outstanding	1,112,546	1,112,546
Additional paid-in capital	165,000	165,000
Retained earnings	13,964,417	12,760,253
Accumulated other comprehensive income	1,939,949	1,947,349
Total China Marketing Media Holdings, Inc. stockholders’ equity	17,181,912	15,985,148

Non-controlling interests	(33,084)	(28,342)
Total equity	17,148,828	15,956,806

TOTAL LIABILITIES AND EQUITY	$18,985,893	$17,007,923

See accompanying notes to condensed consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended March 31,
	2010	2009
Revenue, net	$8,799,819	$4,423,008
Cost of revenue	6,005,627	3,015,549
Gross profit	2,794,192	1,407,459
Operating expenses:
Payroll expenses	704,353	634,842
Other general and administrative	834,720	725,910
Total operating expenses	1,539,073	1,360,752
Income from operations	1,255,119	46,707
Other income (expense):
Interest income	-	7,542
Interest expenses	(34,016)	-
Investment loss (equity method)	(7,454)	(18,622)
Other income	769	7,595
Total other income	(40,701)	(3,485)
Income from continuing operations before income taxes	1,214,418	43,222
Income tax expense	(5,318)	(120)
Income from continuing operations, net of tax	1,209,100	43,102
Discontinued operations, net of tax	(9,678)	-
NET INCOME	$1,199,422	$43,102

See accompanying notes to condensed consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended March 31,
	2010	2009

Add: net loss attributable to non-controlling interests	4,742	22,692

Net income attributable to China Marketing Media Holdings, Inc.	$1,204,164	$65,794

Earnings per share – basic and diluted:
Income from continuing operations attributable to China Marketing Media Holdings, Inc. common stockholders	$ 0.04	$ 0.00
Discontinued operations attributable to China Marketing Media Holdings, Inc. common stockholders	(0.00)	-
Net income attributable to China Marketing Media Holdings, Inc. common stockholders	$0.04	$0.00

Weighted average common stock outstanding – basic and diluted	28,686,002	28,686,002

NET INCOME	$1,199,422	$43,102

Other comprehensive (loss) income
- Foreign currency translation (loss) gain	(7,400)	18,126

COMPREHENSIVE INCOME	$1,192,022	$61,228

Comprehensive loss attributable to non-controlling interests	$4,742	$22,652
Comprehensive income attributable to China Marketing Media Holdings, Inc.	$ 1,196,764	$ 83,880

See accompanying notes to condensed consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$1,209,100	$43,102
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Amortization and depreciation	74,410	80,370
Investment loss (equity method)	7,454	18,622
Changes in operating assets and liabilities:
Accounts receivable	161,342	(885,967)
Prepaid expenses	479,587	(69,916)
Inventory	(580,778)	76,077
Related party receivables - affiliates (see note 6)	(1,221,424)	-
Other receivable	(332,117)	33,911
Accounts payable and accrued expenses	407,004	88,317
Deferred revenues	163,086	95,209
Taxes payable	(58,549)	(111,684)
Other payable	274,354	49,597

Net cash provided by (used in) operating activities – continuing operations	583,469	(582,362)
Net cash used in discontinued operations	(9,606)	-

Net cash provided by (used in) operating activities	573,863	(582,362)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,811)	(7,024)
Proceeds from disposal of property, plant and equipment	2,159	-
Refund from investment deposit	-	5,973,777
Purchase of inverstment	-	(21,909)

Net cash provided by investing activities – continuing operations	348	5,944,844
Net cash used in discontinued operations	-	-

Net cash provided by investing activities	348	5,944,844

See accompanying notes to condensed consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended March 31,
	2010	2009
Cash flows from financing activities:
Repayment of related party payables	-	655,404
Net cash (used in) provided by financing activities – continuing operations	-	655,404
Net cash used in discontinued operations	-	-
Net cash (used in) provided by financing activities	-	655,404
Effect of exchange rate changes in cash and cash equivalents	343	3,580
NET CHANGE IN CASH AND CASH EQUIVALENTS	574,554	6,021,466
BEGINNING OF PERIOD	5,546,749	2,161,227
END OF PERIOD	$6,121,303	$8,182,693
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Stockholders’ equity
					Accumulated
					other
	Common stock		Retained	Additional	comprehensive	Non-controlling	Total
	No. of shares	Amount	earnings	paid-in capital	income	interest	equity

Balance as of January 1, 2010	28,686,002	$1,112,546	$12,760,253	$165,000	$1,947,349	$(28,342)	$15,956,806

Net income for the period	-	-	1,204,164	-	-	(4,742)	1,199,422
Foreign currency translation adjustment	-	-	-	-	(7,400)	-	(7,400)

Balance as of March 31, 2010	28,686,002	$1,112,546	$13,964,417	$165,000	$1,939,949	$(33,084)	$17,148,828

See accompanying notes to condensed consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE–1

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

In the opinion of management, the consolidated balance sheet as of December 31, 2009 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE–2

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
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
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

On August 2, 2008, Shenzhen Media sold 42% ownership of BJOC to Shanghai Cheng Mei Biotechnology Co., Ltd. ("Shanghai Cheng Mei") for a cash price of $141,831 (equivalent to RMB 987,461). After the sale, Shenzhen Media owns 10% of BJOC.

On March 18, 2010, the Company’s 51%-owned subsidiary, SZNT discontinued its operations and applied for liquidation process with the local government.

The consolidated entity is hereafter referred to as "the Company".

The Company engages in the sale of its magazines and advertising space within its magazines, which are sold throughout China; and provides consulting services to clients concerning advertising and marketing matters. The Company also conducts online sales of electronic products through Shenzhen Media.

NOTE–3

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

•  Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

•  Basis of consolidation

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

•  Inventory

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
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

	March 31, 2010	December 31, 2009

Buildings	$1,078,342	$1,078,168
Motor vehicles	330,394	328,074
Furniture and equipment	145,797	158,059
Computer equipment	211,246	201,542
	1,765,779	1,765,843
Less: accumulated depreciation	(546,291)	(510,772)

Property, plant and equipment, net	$1,219,488	$1,255,071

Depreciation expense for three months ended March 31, 2010 and 2009 was $35,365 and $42,697, respectively.

Long-lived assets of the Company are reviewed annually to assess whether the carrying value has become impaired according to the guidelines established in the Accounting Standards Codification ("ASC") Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”. No impairment of assets was recorded during the three months ended March 31, 2010.

•  Intangible assets

In accordance with ASC Topic 350-50, “General Intangibles Other Than Goodwill”, goodwill amounts are not amortized, but rather are tested for impairment at least annually. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives, which is the ten years of the "license agreement." The carrying amount of the asset is reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. No intangible asset impairment charges are deemed necessary for the three months ended March 31, 2010.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

Amortization expense of the license agreement included in cost of revenue for the three months ended March 31, 2010 and 2009 was $39,045 and $37,673, respectively. as of March 31, 2010, estimated future amortization expense related to the license agreement in the next four years is as follows:

Year ending March 31:
2011	$147,881
2012	147,881
2013	147,881
2014	116,485

Total:	$560,128

•  Long-term investments

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

Balance as of December 31, 2005	$78,555
Investment loss (48%)	(41,835)
Advances made to SKTC	166,031
Balance as of December 31, 2006	202,751
Investment loss (48%)	(49,916)
Advances made to SKTC	217,541
Balance as of December 31, 2007	370,376
Investment loss (48%)	(47,908)
Advances made to SKTC	22,123
Balance as of December 31, 2008	344,591
Investment loss (48%)	(33,455)
Advances made to SKTC	71,915
Balance as of December 31, 2009	383,051
Investment loss (48%)	(7,454)
Advances made to SKTC	6,572
Balance as of March 31, 2010	$382,169

(b)	Shanghai Qiyu Information Technology Co., Limited (“SQIT”)

SQIT was incorporated in China in November 2007 and is mainly engaged in the provision of network services. In January 2009, the Company, through Shenzhen Media, holds 30% of the equity interest of SQIT and accounts for the investment using the equity method. The investment was liquidated on January 19, 2010.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
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

On August 2, 2008, the Company’s subsidiary, Shenzhen Media, sold 42% ownership of BJOC to Shanghai Cheng Mei Biotechnology Co., Ltd. ("Shanghai Cheng Mei") for a cash consideration of $141,831 (equivalent to RMB 987,461). As of March 31, 2010, the Company, through Shenzhen Media owns the remaining 10% of BJOC amounting to $73,141 and records this investment using the cost method.

•  Non-controlling interest

Non-controlling interest represents non-controlling owners 49% of equity in SZNT as of March 31, 2010.

•  Revenue recognition

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

The Company recognizes revenues for the advertising sales and consulting service ratably over the periods when the customer's advertisements are published and services are provided. Total revenue from the advertising sales is $2,302,363 and $886,503 for the three months ended March 31, 2010 and 2009, respectively. Total revenue from marketing consulting service is $658,864 and $324,082 for the three months ended March 31, 2010 and 2009, respectively.

The Company recognizes revenue from the publishing of the above magazines when the risks and rewards of ownership of the goods have transferred to the customer, which is usually on delivery or when title passes. Total revenue from the publishing business is $369,793 and $634,303 for three months ended March 31, 2010 and 2009, respectively. Since the fourth quarter of 2008, the Company commenced the new business line of selling electronic products on the internet portal www.ipinipin.com, which attributed $5,468,799 and $2,578,120 of revenue for the three months ended March 31, 2010 and 2009, respectively.

(b)	Electronics trading

The Company derives the major revenues from the trading of electronic products. The Company recognizes its revenues net of value-added taxes (“VAT”) when the products are delivered to the customers, which occurs when the customer has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable and collectibility is reasonably assured.

An analysis of the Company’s revenues by products is as follows:

	Three months ended March 31,
	2010	2009

Magazine advertising:
Advertising pages sales	$2,302,363	$886,503
Marketing consulting service	658,864	324,082
Publishing	369,793	634,303
	3,331,020	1,844,888
Electronics trading	5,468,799	2,578,120

Total revenue	$8,799,819	$4,423,008

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

•  Cost of revenue

(a)	Magazine advertising

Cost of revenue includes printing, labor costs and amortization incurred by the Company in the production of its magazines. The Company records the estimated cost of returned magazines at the date we delivered the magazines to our customers. Our sales are based on three main distribution channels throughout China: (1) postal subscription base distribution; (2) direct order distribution; and (3) agency base distribution.

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

Third, agency distribution involves delivery of our magazines to sales agents who in turn distribute the magazines to retail agents at various locations throughout China. The Company granted sales agents a two-month return privilege. Average return rate for the three months ended March 31, 2010 and 2009 was 12.84% and 14.76%, respectively.

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

•  Earnings per share

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

Basic earnings per common share ("EPS") are calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive securities, such as stock options and warrants. The numerators and denominators used in the computations of basic EPS are presented in the following table:

	Three months ended March 31,
	2010	2009
Numerator for basic and diluted EPS
Income from continuing operations attributable to China Marketing Media Holdings, Inc. common stockholders	$1,209,100	$43,102
Discontinued operations attributable to China Marketing Media Holdings, Inc. common stockholders	(9,678)	-
Net income attributable to China Marketing Media Holdings, Inc. common stockholders	$1,199,422	$43,102

Denominator for basic and diluted EPS
- Weighted average shares of common stock outstanding	28,686,002	28,686,002

Earnings per share – basic and diluted
Income from continuing operations attributable to China Marketing Media Holdings, Inc. common stockholders	$0.04	$0.00
Discontinued operations attributable to China Marketing Media Holdings, Inc. common stockholders	$(0.00)	$(0.00)
Net income attributable to China Marketing Media Holdings, Inc. common stockholders	$0.04	$0.00

•  Foreign currency translation and comprehensive income

The accompanying financial statements are presented in United States Dollars (“US$”). The functional currency is Renminbi ("RMB") of the PRC. The financial statements are translated into US$ from RMB at year-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

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

•  Income taxes

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
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

The Company has recorded no deferred tax assets as of March 31, 2010 and 2009, respectively. For the three months ended March 31, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2010, the Company did not have any significant unrecognized uncertain tax positions.

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

•  Fair value measurement

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

•  Financial instruments

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
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

•  Reclassification

Certain amounts in the prior year have been reclassified to conform to the current year's presentation.

NOTE–4	DISCONTINUED OPERATIONS

On March 18, 2010, the Company’s 51%-owned subsidiary, SZNT discontinued its operations and applied for liquidation process with the local government.

No revenues were generated from the discontinued operations for the three months ended March 31, 2010 and 2009. The results of operations were reclassified as loss from discontinued operations in the condensed consolidated statements of operations for all dates and periods presented.

NOTE–5	PREPAID EXPENSES

Prepaid expenses consist primarily of prepayments made to an unrelated company in advance for future financial and legal consultation services. As of March 31, 2010 and December 31, 2009, prepaid balance under these arrangements totaled $99,163 and $578,652, respectively.

NOTE–6	RELATED PARTY TRANSACTIONS WITH AN AFFILIATE

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

As of March 31, 2010 and December 31, 2009, related party receivables represented loans receivable from CMO totaling $3,907,789 and $2,685,944, which are unsecured, and bear no interest. These loans have no fixed repayment schedule and are receivable on demand.

NOTE–7	RELATED PARTY RECEIVABLES

As of March 31, 2010 and December 31, 2009, related party receivables represented temporary advances totaling $354,120 and $354,063, which are unsecured, and bear no interest. These related party receivables have no fixed repayment schedule and are receivable on demand.

NOTE–8	LOAN RECEIVABLE

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
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

As of March 31, 2010 and December 31, 2009, the loan balance amounted to $1,170,258 and $1,170,070.

NOTE–9	INCOME TAXES

United States

The Company was incorporated in the United States of America and is subject to U.S. tax law. No provisions for income taxes have been made as the Company has no U. S. taxable income for the years presented. The applicable income tax rates for the Company for the three months ended March 31, 2010 and 2009 are 34%.

British Virgin Islands

The Company’s subsidiary, Media Challenge was incorporated in the British Virgin Islands and is not subject to income taxes under the current laws of the British Virgin Islands.

PRC

The Company’s subsidiaries in the PRC are currently subject to income taxes according to applicable tax laws in the PRC. The tax rates are 15% for NMA, 15% for Shenzhen New Media and Shenzhen Media and 0% for CMO. The provision for income taxes for the three months ended March 31, 2010 and 2009 was $5,318 and $120, respectively.

Pursuant to the laws and regulations in the PRC, NMA, as a wholly-foreign-owned enterprise ("WFOE") in the PRC, is entitled to an exemption from the PRC enterprise income tax for two years commencing from its first profitable year in 2006. NMA accounts for most of the revenue during the periods presented. Other subsidiaries income tax rates range from 0% to 25%.

(a)	The provision for income taxes consists of the following:

	Three months March 31,
	2010	2009
PRC:
Current tax	$5,318	$120
Deferred tax	-	-
	$5,318	$120

The amount represents the difference of the provision for PRC enterprise income tax calculated at the subsidiary’s statutory income tax rate of 15%.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

(b)	Deferred tax

No provision for deferred tax assets or liabilities has been made, since the Company had no material temporary differences between the tax bases of assets and liabilities and their carrying amounts.

NOTE–10	CONCENTRATIONS AND RISK

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

For the three months ended March 31, 2010 and 2009, there is no customer who accounts for 10% or more of revenues.

(b)	Major vendors

For the three months ended March 31, 2010 and 2009, there is no vendor who accounts for 10% or more of purchases.

(c)	Major distribution agents for the publishing business

For the three months ended March 31, 2010 and 2009, approximately 22.7% and 20% of the Company’s sales are generated from its 4 major sales agents in the PRC, respectively. The representatives solicited advertising from the general public in their designated geographic territory.

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

NOTE–11	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

The Company leases various office spaces under non-cancelable operating agreements in a term ranging from 1 to 4 years, with fixed monthly rentals, expiring between December 2010 and December 2012. Costs incurred under these operating leases are recorded as rent expense and totaled approximately $39,959 and $94,027 for the three months ended March 31, 2010 and 2009.

As of March 31, 2010, future minimum rent payments due under various non-cancelable operating leases in next three years are as follows:

Period ending March 31:
2011	$298,504
2012	199,919
2013	118,228

Total:	$616,651

(b)	Contingencies

The Company has not, historically, carried any property or casualty insurance. No amounts have been accrued for any liability that could arise from the lack of insurance. Management feels the chances of such an obligation arising are remote.

NOTE–12	RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In June 2009, the Financial Accounting Standards Board (“FASB”) expanded ASC 810-10, to provide guidance for variable interest entities (VIEs). The change modifies our approach for determining the primary beneficiary of a VIE by assessing whether we have control over such entities. This change is effective for us on July 1, 2010. The Company is currently evaluating the requirements of the VIE provisions of ASC 810-10, but does not expect a material impact on its condensed consolidated financial statements.

In October 2009, the FASB issued Accounting Standard Update (ASU) No. 2009-13, “Revenue Recognition” (Topic 605). The accounting standard update addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. Specifically, this subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. ASU 2009-13 will be effective for us on July 1, 2010. The Company is currently evaluating the requirements of ASU 2009-13, but do not expect a material impact on its condensed consolidated financial statements.

In January 2010, the FASB issued an amendment to the fair value measurement and disclosure standard improving disclosures about fair value measurements. This amended guidance requires separate disclosure of significant transfers in and out of Levels 1 and 2 and the reasons for the transfers. The amended guidance also requires that in the Level 3 reconciliation, the information about purchases, sales, issuances and settlements be disclosed separately on a gross basis rather than as one net number. The guidance for the Level 1 and 2 disclosures was adopted on January 1, 2010, and did not have an impact on our consolidated financial position, results of operations or cash flows. The guidance for the activity in Level 3 disclosures is effective January 1, 2011, and will not have an impact on our consolidated financial position, results of operations or cash flows as the amended guidance provides only disclosure requirements. The Company had no significant transfers between Level 1, 2 or 3 inputs during the quarter ended March 31, 2010.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855), amending ASC 855. ASU 2010-09 removes the requirement for an SEC filer to disclose a date relating to its subsequent events in both issued and revised financial statements. ASU 2010-09 also eliminates potential conflicts with the SEC's literature Most of ASU 2010-09 is effective upon issuance of the update. The Company adopted ASU 2010-09 in February 2010, and its adoption did not have a material impact on the Company's financial reporting and disclosures.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

In April 2010, the FASB issued Accounting Standards Update 2010-18 (ASU 2010-18), Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset-a consensus of the FASB Emerging Task Force. The amendments in this Update are effective for modifications of loans accounted for within pools under ASC Topic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted. The Company does not expect the provisions of ASU 2010-18 to have a material effect on the financial position, results of operations or cash flows of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; and any statements of belief or intention. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward looking statements. Such risks and uncertainties include any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2009 filed April 14, 2010 and subsequent SEC filings, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

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

First Quarter 2010 Financial Performance Highlights

The following are some financial highlights for the first quarter of 2010:

  Revenues: Our revenues were $8.80 million for the first quarter of 2010, an increase of 98.95% from $4.42 million for the same quarter last year.

  Gross Margin: Gross margin was 31.75% for the first quarter of 2010, as compared to 31.82% for the same period in 2009.

  Operating Profit: Operating profit was $1.26 million for the first quarter of 2010, an increase of 2,587.22% from $0.05 million for the same period last year.

  Net Income attributable to China Marketing Media Holdings, Inc.: Net income was $1.20 million for the first quarter of 2010, an increase of 1,730.20% from $0.07 million for the same period last year.

  Fully diluted earnings per share was $0.04 for the first quarter of 2010, as compared to $0.00 for the same period in 2009.

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

During the three-month period ended March 31, 2010, we generated revenues through sales of our magazines, sales of advertising space in our magazines and providing sales, marketing consulting services and online sale of electronic products. The following table summarizes the results of our operations during the three month periods ended March 31, 2010 and 2009, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the three month period ended March 31, 2009 to the three month period ended March 31, 2010.

	Three Months Ended March 31
Item	2010	2009	Increase	% Increase
			(Decrease)	(% Decrease)
Revenue	$8,799,819	$4,423,008	$4,376,811	98.95%
Cost of Sales	6,005,627	3,015,549	2,990,078	99.16%
Gross Profit	2,794,192	1,407,459	1,386,733	98.53%
Operating Expenses	1,539,073	1,360,752	178,321	13.10%
Other Income (expense)	(40,701)	(3,485)	(37,216)	(1,067.89%	)
Provision for Taxes	5,318	120	5,198	4,331.66%
Net Income attributable to China Marketing Media Holdings, Inc.	1,204,164	65,794	1,138,370	1,730.20%

Revenue

Our revenues during the three-month period ended March 31, 2010 amounted to $8,799,819, which is $4,376,811 or 98.95% more than the same period in 2009, when we had revenues of $4,423,008. The increase in revenues for the first quarter of 2010 is mainly due to revenue in selling electronic products that increased by approximately $2.89 million as compared to the same period of year 2009. The increase in revenue of selling electronic products was mainly contributed by more well-established sales channels and a variety of sales promotions to attract more consumers. In addition, the Chinese economy started recovering during 2009 and many enterprises raised their marketing and advertising budget in this year, which resulted in the increase of our revenue in an amount of approximately $1.4 million from advertising sales.

Components of Revenues

The following table shows the different components comprising our total revenues during the three month periods ended March 31, 2010 and 2009.

Revenue Category	Three Months Ended	Three Months Ended	Increase	% Increase
	March 31, 2010	March 31, 2009	(Decrease)	(% Decrease)

Magazine Sales	$369,793	$324,082 $	45,711	14.1%
Advertising Sales	$2,302,363	$886,503 $	1,415,860	159.71%
Consulting Services	$658,864	$634,303 $	24,561	3.87%
Electronic Products	$5,468,799	$2,578,120 $	2,890,679	112.12%
Total	$8,799,819	$4,423,008 $	4,376,811	98.95%

Cost of Sales

Our cost of sales during the three-month period ended March 31, 2010 and for the same period of 2009 was $6,005,627 and $3,015,549, respectively, which accounts for 68.25% and 68.18%, respectively, as a percentage of total revenues during the applicable periods. The dollar amount of the cost of sales increased with the growth of annual sales. Cost of sales as a percentage of revenues remained at the same level.

Operating Expenses

Our expenses consist of payroll and other general and administrative expenses. Payroll expense was $704,353 during the three-month period ended March 31, 2010 as compared to $634,842 during the same period of 2009. The increase in payroll expense is mainly because more employees were hired for the expansion of our online sales of electronic products.

Our other general and administrative expenses were $834,720 (9.49% of total sales) and $725,910 (16.41% of total sales) during the first quarter of 2010 and the first quarter of 2009, respectively. The increase of our other general and administrative expenses is mainly due to increase in travel expense and promotion expense to support higher volume of sales.

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

We incurred income taxes of $5,318 and $120 for the first quarter of 2010 and 2009, respectively, or an increase of 4,331.66% . We paid more tax in 2010 because of higher income from operations we generated in the first quarter of 2010 compared to the same period last year.

Net income (profit after taxes)

We earned net income of $1,204,164 and $65,794 during the three-month period ended March 31, 2010 and 2009, respectively, or an increase of 1,730.20% . The increase in our net income in the first quarter of 2010 is primarily attributable to the expansion of online electronic products sales and improvement of our advertising sales revenue.

Liquidity and Capital Resources

As of March 31, 2010, we had cash and cash equivalents (including restricted cash) of $6.1 million. Currently, we do not have outstanding bank loans. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow

	Three Months Ended March 31,

	2010	2009
Net cash provided by (used in) operating activities	$573,863	$(582,362)
Net cash provided by (used in) investing activities	348	5,944,844
Net cash provided by (used in) financing activities	0	655,404
Net cash flow	574,554	6,021,466

Operating Activities:

Net cash provided by operating activities was $0.57 million during the three months ended March, 2010, which is an increase of $1.16 million from $0.58 million net cash used in operating activities for the same period of 2009. Such increase of net cash provided by operating activities was primarily attributable to the increase in net income in the first quarter of 2010 and a $1.22 million contract income receivable owned by CMO for collecting payments for Shenzhen Media Investment Co., Ltd, which resulted in the increase of payments to related party payable.

Investing Activities:

Our main uses of cash for investing activities are payments relating to the acquisition of property, plant and equipment.

Net cash provided by investing activities was $348 for the three months ended March 31, 2010, a decrease of $5.9 million from $5.9 million net cash provided by investing activities for the same period of 2009. Such decrease in net cash provided by investing activities was attributable to a $5.97 million refund from investment deposit recorded in the first quarter of 2009.

Financing Activities

There was $0.00 net cash used in financing activities during the three months ended March 31, 2010 as compared to $0.66 million provided by financing activities for the same period of 2009. The decrease of the net cash used in financing activities was mainly attributable to an approximately $0.66 million repayment of related party payables in the first quarter of 2009 which there was none for the first quarter of 2010.

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

Currency Fluctuations

Our operating subsidiaries are located in China. All expenses of the subsidiary and revenue received from customers are incurred in China denominated in RMB as the functional currency. Based on Chinese government regulation, all foreign currencies under the category of current accounts are allowed to be freely exchanged with hard currencies. During the past years of operation through July of 2005, there were no significant changes in exchange rates. On July 21, 2005, the Chinese government changed its foreign currency exchange policy from a fixed RMB/USD exchange rate into a flexible rate under the control of the Chinese government. From August 2005 through December 2009, the value of RMB against US dollars appreciated by 18.42%, from RMB 8.1/ $1 to RMB 6.84/ $1.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

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

As required by Rule 13a-15 under the Exchange Act, our Chief Executive Officer and Interim Chief Financial Officer, Mr. Yingsheng Li, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based on that evaluation, Mr. Li concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2010.

As we disclosed in our Annual Report on Form 10-K filed with the SEC on April 14, 2010, during our assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, management identified the significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) the absence of an Audit Committee.

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

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended March 31, 2010, as described above, we have taken or are taking certain remediation measures that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three-month period ended March 31, 2010, we made no unregistered sales of our equity securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED).

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report.

31	Certification of Principal Executive Officer and Interim Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Interim Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: May 24, 2010

CHINA MARKETING MEDIA HOLDINGS, INC.

By: /s/ Yingsheng Li
Yingsheng Li
CEO, President and Interim CFO
(Principal Executive Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

31	Certification of Principal Executive Officer and Interim Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Interim Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.