Form 10-Q
period 2010-06-30
China Marketing Media Holdings, Inc.
filed 2010-08-16
CIK 1353307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2010

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 13, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, no par value	28,686,002

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page
Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	F-2
Condensed Consolidated Statements of Operations And Comprehensive Income (Loss) for the	F-3 – F-4
Three and Six Months ended June 30, 2010 and 2009
Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2010 and 2009	F-5 – F-6
Condensed Consolidated Statement of Stockholders’ Equity for the Six Months ended June 30, 2010	F-7
Notes to Condensed Consolidated Financial Statements	F-8 – F-21

CHINA MARKETING MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,551,972	$5,546,749
Accounts receivable	2,417,086	2,780,489
Prepaid taxes	13,344	-
Prepaid expenses	111,132	578,652
Inventory	894,395	279,807

Total current assets	8,987,929	9,185,697

Non-current assets:
Loan receivable	1,174,985	1,170,070
Long-term investments	896,594	456,180
Related party receivables – affiliates	5,104,858	2,685,944
Related party receivables	355,550	354,063
Other receivable	843,109	489,356
Goodwill	815,878	812,465
Property, plant and equipment	1,797,175	1,765,843
Less: accumulated depreciation	(592,529)	(510,772)
License agreement	1,489,052	1,482,823
Less: accumulated amortization	(965,454)	(883,746)

Total non-current assets	10,919,218	7,822,226

TOTAL ASSETS	$19,907,147	$17,007,923

LIABILITIES AND EQUITY
Accounts payable	$591,647	$152,104
Accrued expenses and levies	83,158	90,117
Deferred revenues	644,135	342,126
Taxes payable	-	91,770
Other payable	428,260	375,000

Total current liabilities	1,747,200	1,051,117

Commitments and contingencies

Equity:
China Marketing Media Holdings, Inc. stockholders’ equity:
Common stock, no par value, 100,000,000 shares authorized,
28,686,002 common shares issued and outstanding	1,112,546	1,112,546
Additional paid-in capital	165,000	165,000
Retained earnings	14,902,895	12,760,253
Accumulated other comprehensive income	2,012,590	1,947,349
Total China Marketing Media Holdings, Inc. stockholders’ equity	18,193,031	15,985,148

Non-controlling interests	(33,084)	(28,342)
Total equity	18,159,947	15,956,806

TOTAL LIABILITIES AND EQUITY	$19,907,147	$17,007,923

See accompanying notes to condensed consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME
     FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue, net	$8,780,690	$5,470,627	$17,580,509	$9,893,635
Cost of revenue	6,224,606	3,830,971	12,230,233	6,808,846
Gross profit	2,556,084	1,639,656	5,350,276	3,084,789
Operating expenses:
Payroll expenses	833,662	589,248	1,538,015	1,224,090
Other general and administrative	849,817	762,191	1,684,537	1,525,775
Total operating expenses	1,683,479	1,351,439	3,222,552	2,749,865
Income from operations	872,605	288,217	2,127,724	334,924
Other income (expense):
Interest income	91,491	7,341	91,491	14,883
Interest expense	-	-	(34,016)	-
Investment loss (equity method)	(2,634)	(20,117)	(10,088)	(38,739)
Other income (expenses)	(174)	2,523	595	10,120
Total other income (expense)	88,683	(10,253)	47,982	(13,736)
Income from continuing operations
before income taxes	961,288	277,964	2,175,706	321,188
Income tax expense	(22,810)	(11,394)	(28,128)	(11,515)
Income from continuing operations,
net of tax	938,478	266,570	2,147,578	309,673
Discontinued operations, net of tax	-	(79,020)	(9,678)	(79,020)
NET INCOME	$938,478	$187,550	$2,137,900	$230,653

See accompanying notes to condensed consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
     OPERATIONS AND COMPREHENSIVE INCOME (CONTINUED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Add: net loss attributable to
non-controlling interests	-	11,330	4,742	34,022

Net income attributable to China
Marketing Media Holdings, Inc.	$938,478	$198,880	$2,142,642	$264,675

Earnings per share – basic and diluted:
Income from continuing operations
attributable to China Marketing Media
Holdings, Inc. common stockholders	$0.03	$0.01	$0.07	$0.01
Discontinued operations attributable to
China Marketing Media Holdings, Inc.
common stockholders	-	-	(0.00)	-
Net income attributable to China
Marketing Media Holdings, Inc.
common stockholders	$0.03	$0.01	$0.07	$0.01

Weighted average common stock
outstanding – basic and diluted	28,686,002	28,686,002	28,686,002	28,686,002

NET INCOME	$938,478	$187,550	$2,137,900	$230,653

Other comprehensive income:
- Foreign currency translation gain	72,641	1,746	65,241	19,872

COMPREHENSIVE INCOME	$1,011,119	$189,296	$2,203,141	$250,525

Comprehensive loss attributable to
non-controlling interests	$-	$11,315	$4,742	$33,967
Comprehensive income attributable to
China Marketing Media Holdings, Inc.	$1,011,119	$200,611	$2,207,883	$284,492

See accompanying notes to condensed consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Income from continuing operations	$2,147,578	$309,673
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Amortization and depreciation	166,162	161,747
Loss on disposal of property, plant and equipment	14,505	-
Investment loss (equity method)	10,088	38,739
Changes in operating assets and liabilities:
Accounts receivable	373,648	(1,098,389)
Inventory	(611,066)	(65,385)
Related party receivables – affiliates (see note 6)	(2,399,883)	-
Other receivable	(366,331)	81,841
Due from major sales agents	-	128,229
Prepaid expenses	468,153	(106,441)
Accounts payable and accrued expenses	429,914	549,182
Accrued expenses and levies	-	(99,805)
Deferred revenues	299,423	127,038
Taxes payable	(112,111)	24,446
Other payable	49,299	132,628

Net cash provided by operating activities – continuing operations	2,869,262	183,503
Net cash used in discontinued operations	(9,606)	(79,020)

Net cash provided by operating activities	459,773	104,483

Cash flows from investing activities:
Purchase of property, plant and equipment	(38,329)	(20,083)
Refund from investment deposit	-	5,976,710
Payment from related entities	-	569,273
Purchase of investment	(438,933)	(45,169)

Net cash (used in) provided by investing activities – continuing operations	(477,262)	6,480,731
Net cash used in discontinued operations	-	-

Net cash (used in) provided by investing activities	(477,262)	6,480,731

See accompanying notes to condensed consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Six months ended June 30,
	2010	2009
Effect of exchange rate changes in cash and cash equivalents	22,712	1,523
NET CHANGE IN CASH AND CASH EQUIVALENTS	5,223	6,586,737
BEGINNING OF PERIOD	5,546,749	2,161,227
END OF PERIOD	$5,551,972	$8,747,964
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$28,128	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Stockholders’ equity
					Accumulated
					other
	Common stock		Retained	Additional	comprehensive	Non-controlling	Total
	No. of shares	Amount	earnings	paid-in capital	in	interest	equity

Balance as of January 1, 2010	28,686,002	$1,112,546	$12,760,253	$165,000	$1,947,349	$(28,342)	$15,956,806

Net income for the period	-	-	2,142,642	-	-	(4,742)	2,137,900

Foreign currency translation adjustment	-	-	-	-	65,241	-	65,241

Balance as of June 30, 2010	28,686,002	$1,112,546	$14,902,895	$165,000	$2,012,590	$(33,084)	$18,159,947

See accompanying notes to condensed consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
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

In the opinion of management, the consolidated balance sheet as of December 31, 2009 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE-2

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
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
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
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
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

	June 30, 2010	December 31, 2009

Buildings	$1,082,697	$1,078,168
Motor vehicles	348,636	328,074
Furniture and equipment	147,494	158,059
Computer equipment	218,348	201,542
	1,797,175	1,765,843
Less: accumulated depreciation	(592,529)	(510,772)

Property, plant and equipment, net	$1,204,646	$1,255,071

Depreciation expense for three months ended June 30, 2010 and 2009 was $43,898 and $42,957, respectively.

Depreciation expense for six months ended June 30, 2010 and 2009 was $88,536 and $85,654, respectively.

Long-lived assets of the Company are reviewed annually to assess whether the carrying value has become impaired according to the guidelines established in the Accounting Standards Codification ("ASC") Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”. No impairment of assets was recorded during the six months ended June 30, 2010.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

•       Intangible assets

In accordance with ASC Topic 350-50, “General Intangibles Other Than Goodwill”, goodwill amounts are not amortized, but rather are tested for impairment at least annually. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives, which is the ten years of the "license agreement." The carrying amount of the asset is reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. No intangible asset impairment charges are deemed necessary for the six months ended June 30, 2010.

Amortization expense of the license agreement included in cost of revenue for the three months ended June 30, 2010 and 2009 was $38,591 and $38,420, respectively.

Amortization expense of the license agreement included in cost of revenue for the six months ended June 30, 2010 and 2009 was $77,626 and $76,093, respectively.

As of June 30, 2010, estimated future annual amortization expense related to the license agreement in the next four years is as follows:

Period ending June 30:
2011	$148,478
2012	148,478
2013	148,478
2014	78,164

Total	$523,598

Long-term investments

Long-term investments represent cost and equity method investments in the PRC. Equity method investments are recorded at original cost and adjusted to recognize the Company’s proportionate share of the investee’s net income or losses and additional contributions made and distributions received. The Company recognizes a loss if it is determined that other than temporary decline in the value of the investment exists. The Company also accounts for investments, other than marketable securities, with ownership less than 20% using the cost method.

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

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

Balance as of December 31, 2005	$78,555
Investment loss (48%)	(41,835)
Advances made to SKTC	166,031
Balance as of December 31, 2006	202,751
Investment loss (48%)	(49,916)
Advances made to SKTC	217,541
Balance as of December 31, 2007	370,376
Investment loss (48%)	(47,908)
Advances made to SKTC	22,123
Balance as of December 31, 2008	344,591
Investment loss (48%)	(33,455)
Advances made to SKTC	71,915
Balance as of December 31, 2009	383,051
Investment loss (48%)	(8,135)
Advances made to SKTC	9,575
Balance as of June 30, 2010	$384,491

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

On August 2, 2008, the Company’s subsidiary, Shenzhen Media, sold 42% ownership of BJOC to Shanghai Cheng Mei Biotechnology Co., Ltd. ("Shanghai Cheng Mei") for a cash consideration of $141,831 (equivalent to RMB 987,461). As of June 30, 2010, the Company, through Shenzhen Media owns the remaining 10% of BJOC amounting to $73,437 and records this investment using the cost method.

(d) Shenzhen Directory Marketing Management Co. Ltd (“SDMM”)

SDMM was incorporated in China in June 2010 and is mainly engaged in providing advertising services, business enterprises marketing planning services and information system consulting services. The Company, through Shenzhen Media, holds 30% of the equity interest of SDMM and one individual shareholder, Ge Zhihong owns the remaining 70% equity interest of SDMM, respectively and accounts for the investment using the equity method.

Purchases of investment	$440,619
Investment loss (30%)	(1,953)
Balance as of June 30, 2010	$438,666

•       Non-controlling interest

Non-controlling interest represents non-controlling owners 49% of equity in SZNT for the period ending June 30, 2010.

•       Revenue recognition

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

In accordance with ASC Topic 605, "Revenue Recognition", the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

(a) Magazine advertising

The Company publishes three issue magazines each month, (namely Sale edition, Channel edition and Case edition) of "China Marketing" and other special editions periodically, for example, "China Business & Trade" –(Training edition).

The Company recognizes revenues for the advertising sales and consulting service ratably over the periods when the customer's advertisements are published and services are provided. Total revenue from the advertising sales is $4,388,160 and $1,723,136 for the six months ended June 30, 2010 and 2009, respectively. Total revenue from marketing consulting service is $1,298,424 and $712,097 for the six months ended June 30, 2010 and 2009, respectively.

The Company recognizes revenue from the publishing of the above magazines when the risks and rewards of ownership of the goods have transferred to the customer, which is usually on delivery or when title passes. Total revenue from the publishing business is $710,416 and $1,486,838 for six months ended June 30, 2010 and 2009, respectively.

(b) Electronics trading

Since the fourth quarter of 2008, the Company commenced the new business line of selling electronic products on the internet portal www.ipinipin.com, which attributed $11,183,509 and $5,971,564 of revenue for the six months ended June 30, 2010 and 2009, respectively.

The Company derives the major revenues from the trading of electronic products. The Company recognizes its revenues net of value-added taxes (“VAT”) when the products are delivered to the customers, which occurs when the customer has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable and collectibility is reasonably assured.

An analysis of the Company’s revenues by products is as follows:

	Three months ended June 30,
	2010	2009
Magazine advertising:
Advertising pages sales	$2,085,797	$836,633
Marketing consulting service	639,560	388,015
Publishing	340,623	852,535
	3,065,980	2,077,183
Electronics trading	5,714,710	3,393,444

Total revenue	$8,780,690	$5,470,627

	Six months ended June 30,
	2010	2009
Magazine advertising:
Advertising pages sales	$4,388,160	$1,723,136
Marketing consulting service	1,298,424	712,097
Publishing	710,416	1,486,838
	6,397,000	3,922,071
Electronics trading	11,183,509	5,971,564
Total revenue	$17,580,509	$9,893,635

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
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

Third, agency distribution involves delivery of our magazines to sales agents who in turn distribute the magazines to retail agents at various locations throughout China. The Company granted sales agents a two-month return privilege. Average return rate for the six months ended June 30, 2010 and 2009 was 16% and 13.84%, respectively.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
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

	Six months ended June 30,
	2010		2009
Numerator for basic and diluted EPS
Income from continuing operations attributable to China
Marketing Media Holdings, Inc. common stockholders	$2,147,578		$230
Discontinued operations attributable to China Marketing Media
Holdings, Inc. common stockholders	(9,678)
Net income attributable to China Marketing Media Holdings,
Inc. common stockholders	$2,137,900	$

Denominator for basic and diluted EPS
- Weighted average shares of common stock outstanding	28,686,002		28,686

Earnings per share – basic and diluted
Income from continuing operations attributable to China
Marketing Media Holdings, Inc. common stockholders	$0.07		$0.01
Discontinued operations attributable to China Marketing Media
Holdings, Inc. common stockholders	$(0.00)	$	N/A
Net income attributable to China Marketing Media Holdings,
Inc. common stockholders	$0.07		$0.01

•       Foreign currency translation and comprehensive income

The accompanying financial statements are presented in United States Dollars (“US$”). The functional currency is Renminbi Yuan ("RMB") of the PRC. The financial statements are translated into US$ from RMB at year-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
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

The Company has recorded no deferred tax assets as of June 30, 2010 and 2009, respectively. For the three and six months ended June 30, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2010, the Company did not have any significant unrecognized uncertain tax positions.

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

•       Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. The Company currently has 2 reportable business segments, with electronic products and magazine advertising in the PRC.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
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

NOTE-4

DISCONTINUED OPERATIONS

On March 18, 2010, the Company’s 51%-owned subsidiary, SZNT discontinued its operations and applied for liquidation process with the local government.

No revenues were generated from the discontinued operations for the three and six months ended June 30, 2010 and 2009. The results of operations were reclassified as loss from discontinued operations in the condensed consolidated statements of operations for all dates and periods presented.

NOTE-5

PREPAID EXPENSES

Prepaid expenses consist primarily of prepayments made to an unrelated company in advance for future financial and legal consultation services. As of June 30, 2010 and December 31, 2009, prepaid balance under these arrangements totaled $111,132 and $578,652, respectively.

NOTE-6

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

As of June 30, 2010 and December 31, 2009, related party receivables represented loans receivable from CMO totaling $5,104,858 and $2,685,944, which are unsecured, and non-interest bearing. These loans have no fixed repayment schedule and are receivable on demand.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE-7

RELATED PARTY RECEIVABLES

As of June 30, 2010 and December 31, 2009, related party receivables represented temporary advances totaling $355,550 and $354,063, which are unsecured, and bear no interest. These related party receivables have no fixed repayment schedule and are receivable on demand.

NOTE-8

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

As of June 30, 2010, none of the conversion option was exercised by the Company.

As of June 30, 2010 and December 31, 2009, the loan balance amounted to $1,174,985 and $1,170,070, respectively.

NOTE-9

INCOME TAXES

United States

The Company was incorporated in the United States of America and is subject to U.S. tax law. No provisions for income taxes have been made as the Company has no U. S. taxable income for the periods presented. The applicable income tax rates for the Company for the six months ended June 30, 2010 and 2009 are 34%.

British Virgin Islands

The Company’s subsidiary, Media Challenge was incorporated in the British Virgin Islands and is not subject to income taxes under the current laws of the British Virgin Islands.

PRC

The Company’s subsidiaries in the PRC are currently subject to income taxes according to applicable tax laws in the PRC. The tax rates are 15% for NMA, 15% for Shenzhen New Media and Shenzhen Media and 0% for CMO. The provision for income taxes for the six months ended June 30, 2010 and 2009 was $28,128 and $11,515, respectively.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
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

(a) The provision for income taxes consists of the following:

	Six months ended June 30,
	2010	2009
PRC:
Current tax	$28,128	$11,515
Deferred tax	-	-

	$28,128	$11,515

(b) Deferred tax

No provision for deferred tax assets or liabilities has been made, since the Company had no material temporary differences between the tax bases of assets and liabilities and their carrying amounts.

NOTE-10

CONCENTRATIONS AND RISK

The Company is exposed to the following concentrations of risk:

(a) Business risk with CMO

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

(b) Major customers

For the three and six months ended June 30, 2010 and 2009, there is no customer who accounts for 10% or more of revenues.

(c) Major vendors

For the three and six months ended June 30, 2010 and 2009, there is no vendor who accounts for 10% or more of purchases.

(d) Major distribution agents for the publishing business

For the three and six months ended June 30, 2010 and 2009, approximately 14% and 20% of the Company’s sales are generated from its 4 major sales agents in the PRC, respectively. The representatives solicited advertising from the general public in their designated geographic territory.

The Company’s magazines are believed to be well established and recognized by the general public. In this regard, management believes no severe impact would occur on the Company’s sales if any of the distributing agents were lost.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

(e) Economic and political risks

The Company faces a number of risks and challenges as a result of having primary operations and marketing in the PRC. Changing political climates in the PRC could have a significant effect on the Company's business.

(f) Control by principal stockholders

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

NOTE-11

COMMITMENTS AND CONTINGENCIES

(a) Operating lease commitments

The Company leases various office spaces under several non-cancelable operating agreements in a term ranging from 1 to 4 years, with fixed monthly rentals, expiring between December 2010 and December 2012. Costs incurred under these operating leases are recorded as rent expense and totaled approximately $155,953 and $198,256 for the six months ended June 30, 2010 and 2009.

As of June 30, 2010, future minimum rent payments due under various non-cancelable operating leases in next three years are as follows:

Period ending June 30:
2011	$297,254
2012	170,187
2013	76,159

Total:	$543,600

(b) Contingencies

The Company has not, historically, carried any property or casualty insurance. No amounts have been accrued for any liability that could arise from the lack of insurance. Management feels the chances of such an obligation arising are remote.

NOTE-12

SEGMENT INFORMATION

The Company’s business units have been aggregated into two reportable segments: Advertising and marketing matters and online sales of electronic products. The Company, through its subsidiaries operates these segments in the PRC. All the identifiable assets of the Company are located in the PRC during the period presented.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the six months ended June 30, 2010 and 2009. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30, 2010

	Advertising	Electronic
	and marketing	products	Corporate	Total

Revenue, net	$3,065,980	$5,714,710	$-	$8,780,690
Cost of revenue	(792,108)	(5,432,498)	-	(6,224,606)
Gross profit	2,273,872	282,212	-	2,556,084
Depreciation and amortization	38,962	43,527	-	82,489
Net income (loss)	1,142,046	(201,793)	(1,775)	938,478
Expenditure for long-lived assets	$16,251	$20,267	$-	$36,518

	Six months ended June 30, 2010

	Advertising	Electronic
	and marketing	products	Corporate	Total

Revenue, net	$6,397,000	$11,183,509	$-	$17,580,509
Cost of revenue	(1,455,085)	(10,775,148)	-	(12,230,233)
Gross profit	4,941,915	408,361	-	5,350,276
Depreciation and amortization	78,039	88,123	-	166,162
Net income (loss)	2,362,180	(222,226)	(2,054)	2,137,900
Expenditure for long-lived assets	$16,251	$22,078	$-	$38,329

	Three months ended June 30, 2009

	Advertising	Electronic
	and marketing	products	Corporate	Total

Revenue, net	$2,077,183	$3,393,444	$-	$5,470,627
Cost of revenue	(720,176)	(3,110,795)	-	(3,830,971)
Gross profit	1,357,007	282,649	-	1,639,656
Depreciation and amortization	38,881	-	42,496	81,377
Net income (loss)	184,050	4,250	(750)	187,550
Expenditure for long-lived assets	$11,030	$2,030	$-	$13,060

	Six months ended June 30, 2009

	Advertising	Electronic
	and marketing	products	Corporate	Total

Revenue, net	$3,922,071	$5,971,564	$-	$9,893,635
Cost of revenue	(1,279,637)	(5,529,209)	-	(6,808,846)
Gross profit	2,642,434	442,355	-	3,084,789
Depreciation and amortization	76,664	85,083	-	161,747
Net income (loss)	235,040	(1,520)	(2,867)	230,653
Expenditure for long-lived assets	$12,963	$7,120	$-	$20,083

All of the Company’s revenues were derived from customers located in the PRC.

NOTE-13

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and include conforming amendments to guidance on employer’s disclosures about postretirement benefit plan assets. ASU 2010-06 is about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging. ASU 2010-11 provides clarification and related additional examples to improve financial reporting by resolving potential ambiguity about the breadth of the embedded credit derivative scope exception in ASC 815-15-15-8. ASU 2010-11 is effective at the beginning of the first fiscal quarter beginning after June 15, 2010. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In April 2010, the FASB issued ASU 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades . ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s financial statements.

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in ASU 2010-19 are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE-14

SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through when the report is issued.

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

  China Marketing Media,” “the Company,” “we,” “us,” and “our” refer to China Marketing Media Holdings, Inc. and its subsidiaries;

  “Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

  “Media Challenge” refers to Media Challenge Holdings, Limited, our direct, wholly-owned BVI subsidiary;

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

Overview

We are a holding company and we have no operations other than administrative matters and the ownership of our direct and indirect operating subsidiaries. Through our indirect Chinese subsidiaries, we are engaged in the business of selling magazines and advertising space in our magazines, providing sales and marketing consulting services and online sales of various products. By late 2009 and early 2010, business in the electronic sales segment has almost doubled. This is due to the recovery of the Chinese economy, as people have more disposable income to spend. All of our operations, assets, personnel, officers and directors are located in China. Currently, we publish China Marketing (Xiao Shou Yu Shi Chang) magazine in China. We publish three issues of China Marketing per month, including a sales edition, case edition and channel edition. From June 2003 through December 2006, we also published one issue of China Business & Trade magazine per month, which was the training edition. In June 2009, we began to publish eight special issues of China Marketing, which include cosmetic edition, food edition, gift edition, tobacco edition, finance edition, sporting goods edition, edition for agricultural resources and edition for entrepreneurs in Henan. The special editions are published from time to time based upon market conditions.

Second Quarter Financial Performance Highlights

The following are some financial highlights for the second quarter of 2010:

  Revenues: Our revenues were approximately $8.8 million for the second quarter of 2010, an increase of 60.5% from the same quarter of last year.

  Gross Margin: Gross margin was 29.1% for the second quarter of 2010, as compared to 30.0% for the same period in 2009.

  Operating Profit: Operating profit was approximately $0.87 million for the second quarter of 2010, an increase of approximately $0.66 from approximately $0.21 million of the same period last year.

  Net Income: Net income was approximately $0.94 million for the second quarter of 2010, an increase of 372% from the same period of last year.

  Fully diluted earnings per share was $0.03 for the second quarter of 2010.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

During the three-month period ended June 30, 2010, we generated revenues through sales of our magazines, sales of advertising space in our magazines and providing sales, marketing consulting services and online sale of electronic products. The following table summarizes the results of our operations during the three month periods ended June 30, 2010 and 2009, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the three month period ended June 30, 2009 to the three month period ended June 30, 2010.

	Three Months Ended June 30
Item	2010	2009	Increase	% Increase
			(Decrease)	(% Decrease)
Revenue	$8,780,690	$5,470,627	3,310,063	60.5%
Cost of Sales	6,224,606	3,830,971	2,393,635	62.5%
Gross Profit	2,556,084	1,639,656	916,428	55.9%
Operating Expenses	1,683,479	1,351,439	332,040	24.6%
Other Income (expense)	88,683	(10,253)	98,936	964.9%
Provision for Taxes	22,810	11,394	11,416	100.2%
Net Income attributable to China Marketing Holdings, Inc.	938,478	198,880	739,598	371.9%

Revenue

Our revenues during the three-month period ended June 30, 2010 amounted to $8,780,690, which is 3,310,063 or 60.5% more than the same period in 2009, when we had revenues of $5,470,627. The increase in revenues for the three months ended June 30, 2010 is mainly due to the sales increase in selling electronic products online and an increase in advertising sales. The increase in revenue of selling electronic products was mainly contributed by more well-established sales channels and a variety of sales promotions to attract more consumers. In addition, the Chinese economy started recovering during 2009 and many enterprises raised their marketing and advertising budgets in this year, which resulted in the increase of our revenue in an amount of approximately $1.25 million from advertising sales. Sales of magazines dropped 60.0%, or $0.5 million, in the second quarter of 2010 compared to the same period last year, due to three special additions we issued during the second quarter of 2009 which we did not issue in year 2010.

Components of Revenues

The following table shows the different components comprising our total revenues during the three month periods ended June 30, 2010 and 2009.

	Three Months Ended June 30
Revenue Category	2010	2009	Increase	% Increase
			(Decrease)	(% Decrease)
Magazine Sales	$340,623	$852,535	$(511,912)	(60.0%	)
Advertising Space	2,085,797	836,633	1,249,164	149.3%
Sales
Consulting Service	639,560	388,015	251,545	64.8%
Electronic Products	5,714,710	3,393,444	2,321,266	68.4%
Total	8,780,690	5,470,627	$3,310,063	60.5%

Cost of Sales

Our cost of sales during the three-month period ended June 30, 2010 and for the same period of 2009 was $6,224,606 and $3,830,971, respectively, which accounts for 70.9% and 70.0%, respectively, as a percentage of total revenues during the applicable periods. The dollar amount of the cost of sales increased mainly because of the increase of total sales. Cost of sales as a percentage of revenues maintained at the same level during the second quarter of 2010 as compared with the same period in 2009.

Operating Expenses

Our expenses consist of payroll and other general and administrative expenses. Payroll expense was $833,662 during the three-month period ended June 30, 2010 as compared to $589,248 during the same period of 2009. The increase in payroll expense is mainly due to the fact that more employees were hired and commissions were paid for our online electronics products selling business.

Our other general and administrative expenses were $849,817 (9.7% of total sales) and $762,191 (13.9 % of total sales) during the second quarter of 2010 and the second quarter of 2009, respectively.

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

We incurred income taxes of $22,810 and $11,394 during the three months ended June 30, 2010 and 2009, respectively or an increase of 100%. We paid more tax during the second quarter of 2010 due to an increase in income from operations.

Net income (profit after taxes)

We earned net income of $938,478 and $198,880 during the three-month period ended June 30, 2010 and 2009, respectively or an increase of 372%. The increase in our net income in the second quarter of 2010 is primarily attributable to the factors described above.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

The following table summarizes the results of our operations during the six month periods ended June 30, 2010 and 2009, and provides information regarding the dollar and percentage increase or (decrease) from the six month period ended June 30, 2009 to the six month period ended June 30, 2010.

	Six Months Ended June 30
Item	2010	2009	Increase	% Increase
			(Decrease)	(% Decrease)
Revenue	$17,580,509	$9,893,635	7,686,874	77.7%
Cost of Sales	12,230,233	6,808,846	5,421,387	79.6%
Gross Profit	5,350,276	3,084,789	2,265,487	73.4%
Operating Expenses	3,222,552	2,749,865	472,687	17.2%
Other Income (expense)	47,982	(13,736)	61,718	449.3%
Provision for Taxes	28,128	11,515	16,613	144.3%
Net Income attributable to China Marketing Media Holdings, Inc.	2,142,642	264,675	1,877,967	709.5%

Revenue

Our revenues during the six-month period ended June 30, 2010 amounted to $17,580,509, which is $7,686,874 or 77.7% more than the same period in 2009, when we had revenues of $9,893,635. The increase in revenues for the six months ended June 30, 2010 is mainly due to the increase in selling electronic products online and an increase in advertising sales. The increase in revenue of selling electronic products was mainly contributed by more well-established sales channels and a variety of sales promotions to attract more consumers. In addition, the Chinese economy started recovering during 2009 and many enterprises raised their marketing and advertising budgets in this year, which resulted in the increase of our revenue in an amount of approximately $2.67 million from advertising sales. Sales of magazines dropped 52%, or $0.77 million, in the second quarter of 2010 compared to the same period last year, due to three special additions we issued during the second quarter of 2009 which we did not issue in year 2010.

Components of Revenues

The following table shows the different components comprising our total revenues during the six month periods ended June 30, 2010 and 2009.

	Six Months Ended June 30
Revenue Category	2010	2009	Increase	% Increase
			(Decrease)	(% Decrease)
Magazine Sales	$710,416	$1,486,838	(776,422)	(52.2%	)
Advertising Space	4,388,160	1,723,136	2,665,024	154.7%
Sales
Consulting Service	1,298,424	712,097	586,327	82.3%
Electronic Products	11,183,509	5,971,564	5,211,945	87.3%
Total	17,580,509	9,893,635	7,686,874	77.7%

Cost of Sales

Our cost of sales during the six-month period ended June 30, 2010 and for the same period of 2009 was $12,230,233 and $6,808,846, respectively, which accounts for 69.6% and 68.8%, respectively, as a percentage of total revenues during the applicable periods. The dollar amount of the cost of sales increased mainly because of the increase in sales. Cost of sales as a percentage of revenues remained at the same level for the six months ended June 30, 2010 as compared with the same period in 2009.

Operating Expenses

Our expenses consist of payroll and other general and administrative expenses. Payroll expense was $1,538,015 during the six -month period ended June 30, 2010 as compared to $1,224,090 during the same period of 2009. The increase in payroll expense is mainly due to the fact that the head count increased and the sales commissions increased in the electronic products division.

Our other general and administrative expenses were $1,684,537 (9.6% of total sales) and $1,525,775 (15.4% of total sales) for the six months ended June 30, 2010 and 2009, respectively.

Income taxes

We incurred income taxes of $28,128 and $11,515 during the six months ended June 30, 2010 and 2009, respectively or an increase of 144%. We paid more tax during the second quarter of 2010 due to the increase in sales.

Net income (profit after taxes)

We earned net income of $2,142,642 and $264,675 during the six-month period ended June 30, 2010 and 2009, respectively or an increase of 709.5% . The increase in our net income for the six months ended June 30, 2010 is primarily attributable to the factors described above.

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents (including restricted cash) of approximately $5.6 million. Currently, we do not have outstanding bank loans. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow

	Six Months Ended June 30,

	2010	2009

Net cash provided by (used in) operating activities	$459,773	$104,483

Net cash provided by (used in) investing activities	(477,262)	6,480,731

Net cash provided by (used in) financing activities	-	-

Net cash flow	5,223	6,586,737

Operating Activities:

Net cash provided by operating activities was approximately $0.46 million during the six months ended June 30, 2010, which is an increase of approximately $0.36 million from approximately $0.10 million net cash provided by operating activities for the same period of 2009. Such increase of net cash provided by operating activities was primarily attributable to the increase in income from continuing operations.

Investing Activities:

Our main uses of cash for investing activities are payments relating to the acquisition of property, plant and equipment.

Net cash used in investing activities was approximately (0.48) million for the six months ended June 30, 2010, a decrease of approximately $6.96 million from approximately $6.5 million net cash provided by investing activities for the same period of 2009. Such decrease in net cash provided by (used in) investing activities was mainly attributable to a $5.97 million refund from investment deposit recorded in the second quarter of 2009.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2010 was approximately $0 as compared to $0 provided by financing activities for the same period of 2009.

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

Currency Fluctuations

Our operating subsidiaries are located in China. All expenses of the subsidiary and revenue received from customers are incurred in China denominated in RMB as the functional currency. Based on Chinese government regulation, all foreign currencies under the category of current accounts are allowed to be freely exchanged with hard currencies. During the past years of operation through July of 2005, there were no significant changes in exchange rates. On July 21, 2005, the Chinese government changed its foreign currency exchange policy from a fixed RMB/USD exchange rate into a flexible rate under the control of the Chinese government. From August 2005 through June 2010, the value of RMB against US dollars appreciated by 16%, from RMB8.1/ $1 to RMB6.806/ $1.

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

(a)The seller's price to the buyer is substantially fixed or determinable at the date of sale.

(b)The buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product.

(c)The buyer's obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product.

(d)The buyer acquiring the product for resale has economic substance apart from that provided by the seller.

(e)The seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer.

(f)The amount of future returns can be reasonably estimated. Estimated returns are based on historical data but require significant judgment on the part of management.

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

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company has now evaluated up to ASU 2010-21 on its financial statements.

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

As required by Rule 13a-15 under the Exchange Act, our Chief Executive Officer and Interim Chief Financial Officer, Mr. Yingsheng Li, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based on that evaluation, Mr. Li concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2010.

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

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended June 30, 2010, as described above, we have taken or are taking certain remediation measures that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-month period ended June 30, 2010, we made no unregistered sales of our equity securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBITS.

31*	Certification of Principal Executive Officer and Interim Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer and Interim Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 16, 2010

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