Form 10-Q
period 2010-09-30
China Marketing Media Holdings, Inc.
filed 2010-11-15
CIK 1353307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 12, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, no par value	28,686,002

TABLE OF CONTENTS

PART I – Financial Information

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA MARKETING MEDIA HOLDINGS, INC.

(Unaudited)
Condensed Consolidated Financial Statements
For The Nine Months Ended September 30, 2010 And 2009

CHINA MARKETING MEDIA HOLDINGS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	F-2
Condensed Consolidated Statements of Operations And Comprehensive Income for the Three and Nine Months ended September 30, 2010 and 2009	F-3 – F-4
Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2010 and 2009	F-5 – F-6
Condensed Consolidated Statement of Equity for the Nine Months ended September 30, 2010	F-7
Notes to Condensed Consolidated Financial Statements	F-8 – F-24

CHINA MARKETING MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2010	December 31, 2009
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$5,484,917	$5,546,749
Accounts receivable	2,506,265	2,780,489
Prepaid expenses	114,057	578,652
Inventory	777,283	279,807

Total current assets	8,882,522	9,185,697

Non-current assets:
Loan receivable	1,194,369	1,170,070
Long-term investments	1,116,256	456,180
Related party receivables – affiliates	6,178,807	2,685,944
Related party receivables	361,416	354,063
Other receivable	608,750	489,356
Investment held to maturity	597,184	-
Goodwill	829,338	812,465
Property, plant and equipment	1,828,548	1,765,843
Less: accumulated depreciation	(644,081)	(510,772)
License agreement	1,507,528	1,482,823
Less: accumulated amortization	(1,030,851)	(883,746)

Total non-current assets	12,547,264	7,822,226

TOTAL ASSETS	$21,429,786	$17,007,923

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$180,310	$152,104
Accrued expenses and levies	41,280	90,117
Deferred revenues	750,187	342,126
Taxes payable	62,389	91,770
Other payable	425,358	375,000

Total current liabilities	1,459,524	1,051,117

Commitments and contingencies

Equity:
China Marketing Media Holdings, Inc. stockholders’ equity:
Common stock, no par value, 100,000,000 shares authorized, 28,686,002 common shares issued and outstanding, respectively	1,112,546	1,112,546
Additional paid-in capital	165,000	165,000
Retained earnings	16,305,776	12,760,253
Accumulated other comprehensive income	2,386,940	1,947,349
Total China Marketing Media Holdings, Inc. stockholders’ equity	19,970,262	15,985,148
Non-controlling interests	-	(28,342)
Total equity	19,970,262	15,956,806

TOTAL LIABILITIES AND EQUITY	$21,429,786	$17,007,923

See accompanying notes to condensed consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Revenue, net	$9,132,732	$6,908,168	$26,713,241	$16,801,803

Cost of revenue	6,152,606	4,825,344	18,382,839	11,634,189

Gross profit	2,980,126	2,082,824	8,330,402	5,167,614

Operating expenses:
Payroll expenses	695,470	554,154	2,233,485	1,798,591
Other general and administrative	827,868	783,697	2,512,405	2,368,145

Total operating expenses	1,523,338	1,337,851	4,745,890	4,166,736

Income from operations	1,456,788	744,973	3,584,512	1,000,878

Other income (expense):
Interest income	29,221	9,613	120,712	24,496
Interest expense	(415)	-	(34,431)	-
Investment loss (equity method)	(23,172)	(13,483)	(33,260)	(52,222)
Other income (expense)	192	4,687	787	14,805

Total other income (expense)	5,826	817	53,808	(12,921)

Income from continuing operations before income taxes	1,462,614	745,790	3,638,320	987,957

Income tax expense	(75)	(5,841)	(28,203)	(17,356)

Income from continuing operations, net of tax	1,462,539	739,949	3,610,117	970,601

Discontinued operations, net of tax	(26,574)	-	(36,252)	-

NET INCOME	$1,435,965	$739,949	$3,573,865	$970,601

Net loss (income) attributable to non-controlling interests	(33,084)	3	(28,342)	34,025

Net income attributable to China Marketing Media Holdings, Inc.	$1,402,881	$739,952	$3,545,523	$1,004,626

See accompanying notes to condensed consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME (CONTINUED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Earnings per share – basic and diluted:
Income from continuing operations attributable to China Marketing Media Holdings, Inc. common stockholders	$0.05	$0.03	$0.12	$0.04
Discontinued operations attributable to China Marketing Media Holdings, Inc. common stockholders	0.00	-	(0.00)	-
Net income attributable to China Marketing Media Holdings, Inc. common stockholders	$0.05	$0.03	$0.12	$0.04

Weighted average common stock outstanding – basic and diluted	28,686,002	28,686,002	28,686,002	28,686,002

NET INCOME	$1,435,965	$739,949	$3,573,865	$970,601

Other comprehensive income:
- Foreign currency translation gain	374,350	5,758	439,591	25,630

COMPREHENSIVE INCOME	$1,810,315	$745,707	$4,013,456	$996,231

Comprehensive loss (income) attributable to non-controlling interests	$(33,084)	$-	$(28,342)	$33,967
Comprehensive income attributable to China Marketing Media Holdings, Inc.	$1,777,231	$745,707	$3,985,114	$1,030,198

See accompanying notes to condensed consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Nine months ended September 30,
	2010	2009

Cash flows from operating activities:
Income from continuing operations	$3,610,117	$970,601
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Amortization and depreciation	262,903	244,116
Equity investment loss from unconsolidated subsidiary	33,260	52,222
Loss on disposal of property, plant and equipment	14,544	-
Changes in operating assets and liabilities:
Accounts receivable	326,206	(840,119)
Prepaid expenses	468,341	5,032
Inventory	(483,132)	(1,541,702)
Related party receivables – affiliates (see note 7)	(3,383,301)	-
Other receivable	(123,599)	(127,348)
Due from major sales agents	-	128,242
Accounts payable and accrued expenses	(25,217)	435,767
Deferred revenues	393,997	663,743
Taxes payable	(37,778)	(197,222)
Other payable	75,724	230,722

Net cash provided by operating activities – continuing operations	1,132,065	24,054
Net cash used in discontinued operations	(9,634)	-

Net cash provided by operating activities	1,122,431	24,054

Cash flows from investing activities:
Purchase of property, plant and equipment	(42,400)	(66,947)
Return of deposit for investment in subsidiary	-	5,977,339
Purchase of investments	(1,246,993)	-
Advance to SKTC	-	(60,182)
Payments from related parties receivable	-	486,183

Net cash (used in) provided by investing activities – continuing operations	(1,289,393)	6,336,393
Net cash used in discontinued operations	(4,180)	-

Net cash (used in) provided by investing activities	(1,293,573)	6,336,393

See accompanying notes to condensed consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Nine months ended September 30,
	2010	2009

Effect of exchange rate changes in cash and cash equivalents	109,310	1,537

NET CHANGE IN CASH AND CASH EQUIVALENTS	(61,832)	6,361,984

BEGINNING OF PERIOD	5,546,749	2,161,227

END OF PERIOD	$5,484,917	$8,523,211

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$55,320	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Stockholders’ equity
					Accumulated
					other
	Common stock		Retained	Additional	comprehensive	Non-controlling	Total
	No. of shares	Amount	earnings	paid-in capital	income	interest	equity

Balance as of January 1, 2010	28,686,002	$1,112,546	$12,760,253	$165,000	$1,947,349	$(28,342)	$15,956,806
Net income for the period	-	-	3,545,523	-	-	28,342	3,573,865
Foreign currency translation adjustment	-	-	-	-	439,591	-	439,591
Balance as of September 30, 2010	28,686,002	$1,112,546	$16,305,776	$165,000	$2,386,940	$-	$19,970,262

See accompanying notes to condensed consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE - 1	BASIS OF PRESENTATION

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

In the opinion of management, the consolidated balance sheet as of December 31, 2009 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE - 2	ORGANIZATION AND BUSINESS BACKGROUND

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

On March 18, 2010, the Company’s 51%-owned subsidiary, SZNT discontinued its operations and applied for liquidation process with the local government. The liquidation process was completed and finalized on August 27, 2010.

The consolidated entity is hereafter referred to as "the Company".

The Company engages in the sale of its magazines and advertising space within its magazines, which are sold throughout China; and provides consulting services to clients concerning advertising and marketing matters. The Company also conducts online sales of consumer products through Shenzhen Media.

NOTE - 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

•	Accounts receivable

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

Inventories mainly consist of the consumer products purchased from third parties, which are stated at the lower of cost, as determined on a first-in, first-out basis, or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower.

•	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Depreciable life	Residual value

Buildings	20 years	5%
Motor vehicles	5 years	5%
Furniture and equipment	5 years	5%
Computer equipment	5 years	5%

Expenditure for maintenance and repairs is expensed as incurred. The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the consolidated statement of operations.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	September 30, 2010	December 31, 2009

Buildings	$1,100,559	$1,078,168
Motor vehicles	352,073	328,074
Furniture and equipment	149,928	158,059
Computer equipment	225,988	201,542
	1,828,548	1,765,843
Less: accumulated depreciation	(644,081)	(510,772)

Property, plant and equipment, net	$1,184,467	$1,255,071

Depreciation expense for the three months ended September 30, 2010 and 2009 was $41,939 and $44,169, respectively.

Depreciation expense for the nine months ended September 30, 2010 and 2009 was $130,475 and $129,823, respectively.

Long-lived assets of the Company are reviewed annually to assess whether the carrying value has become impaired according to the guidelines established in the Accounting Standards Codification ("ASC") Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”. No impairment of assets was recorded during the nine months ended September 30, 2010.

•	Intangible assets

In accordance with ASC Topic 350-50, “General Intangibles Other Than Goodwill”, goodwill amounts are not amortized, but rather are tested for impairment at least annually. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives, which is the ten years of the "license agreement." The carrying amount of the asset is reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. No intangible asset impairment charges are deemed necessary for the nine months ended September 30, 2010.

Amortization expense of the license agreement included in cost of revenue for the three months ended September 30, 2010 and 2009 was $54,802 and $38,200, respectively.

Amortization expense of the license agreement included in cost of revenue for the nine months ended September 30, 2010 and 2009 was $132,428 and $114,293, respectively.

As of September 30, 2010, estimated future annual amortization expense related to the license agreement in the next four years is as follows:

Years ending September 30:
2011	$150,928
2012	150,928
2013	150,928
2014	12,577
Total:	$465,361

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

Balance as of December 31, 2005	$78,555
Investment loss (48%)	(41,835)
Advances made to SKTC	166,031
Balance as of December 31, 2006	202,751
Investment loss (48%)	(49,916)
Advances made to SKTC	217,541
Balance as of December 31, 2007	370,376
Investment loss (48%)	(47,908)
Advances made to SKTC	22,123
Balance as of December 31, 2008	344,591
Investment loss (48%)	(33,455)
Advances made to SKTC	71,915
Balance as of December 31, 2009	383,051
Investment loss (48%)	(8,524)
Advances made to SKTC	19,985
Balance as of September 30, 2010	$394,512

(b)	Shanghai Qiyu Information Technology Co., Limited (“SQIT”)

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

On August 2, 2008, the Company’s subsidiary, Shenzhen Media, sold 42% ownership of BJOC to Shanghai Cheng Mei Biotechnology Co., Ltd. ("Shanghai Cheng Mei") for a cash consideration of $141,831 (equivalent to RMB 987,461). As of September 30, 2010, the Company, through Shenzhen Media owns the remaining 10% of BJOC amounting to $74,648 and records this investment using the cost method.

(d)	Shenzhen Directory Marketing Management Co. Ltd (“SDMM”)

SDMM was incorporated in China in June 2010 and is mainly engaged in providing advertising services, business enterprises marketing planning services and information system consulting services. The Company, through Shenzhen Media, holds 30% of the equity interest of SDMM and one individual shareholder, Ge Zhihong, owns the remaining 70% equity interest of SDMM, respectively and accounts for the investment using the equity method.

Purchases of investment	$671,832
Investment loss (30%)	(24,736)
Balance as of September 30, 2010	$647,096

•	Investment held to maturity

Investment in unit trusts in the PRC, which the Company has the intent and ability to hold to maturity are reported at amortized cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

•	Non-controlling interest

Non-controlling interest represents non-controlling owners 49% of equity in SZNT for the period ended September 30, 2010. SZNT discontinued its operations and applied for liquidation process with the local government. The liquidation process was completed and finalized on August 27, 2010.

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

The Company recognizes revenues for the advertising sales and consulting service ratably over the periods when the customer's advertisements are published and services are provided. Total revenue from the advertising sales is $6,557,761 and $3,100,492 for the nine months ended September 30, 2010 and 2009, respectively. Total revenue from marketing consulting service is $2,171,423 and $1,875,007 for the nine months ended September 30, 2010 and 2009, respectively.

The Company recognizes revenue from the publishing of the above magazines when the risks and

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

rewards of ownership of the goods have transferred to the customer, which is usually on delivery or when title passes. Total revenue from the publishing business is $1,146,295 and $1,923,596 for nine months ended September 30, 2010 and 2009, respectively.

(b)	Consumer products

Since the fourth quarter of 2008, the Company commenced the new business line of selling consumer products on the internet portal www.ipinipin.com, which attributed $16,837,761 and $9,902,708 of revenue for the nine months ended September 30, 2010 and 2009, respectively.

The Company derives the major revenues from the trading of consumer products. The Company recognizes its revenues net of value-added taxes (“VAT”) when the products are delivered to the customers, which occurs when the customer has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured.

An analysis of the Company’s revenues by products is as follows:

	Three months ended September 30,
	2010	2009

Magazine advertising:
Advertising pages sales	$2,169,601	$1,377,356
Marketing consulting service	872,999	1,162,819
Publishing	435,879	436,849
	3,478,479	2,977,024
Consumer products	5,654,253	3,931,144

Total revenue	$9,132,732	$6,908,168

	Nine months ended September 30,
	2010	2009

Magazine advertising:
Advertising pages sales	$6,557,761	$3,100,492
Marketing consulting service	2,171,423	1,875,007
Publishing	1,146,295	1,923,596
	9,875,479	6,899,095
Consumer products	16,837,762	9,902,708

Total revenue	$26,713,241	$16,801,803

•	Cost of revenue

(a)	Magazine advertising

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

Third, agency distribution involves delivery of our magazines to sales agents who in turn distribute the magazines to retail agents at various locations throughout China. The Company granted sales agents a two-month return privilege. Average return rate for the nine months ended September 30, 2010 and 2009 was 16% and 13.84%, respectively.

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

(b)	Consumer products

Cost of revenue consists primarily of purchase cost of consumer products, direct labor, depreciation and other overheads, which are directly attributable to the sale of consumer products. Shipping and handling cost, associated with the delivery of consumer products to the customers, are recorded in cost of revenue and are recognized when the related product is delivered to the customer.

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

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Nine months ended September 30,
	2010	2009

Numerator for basic and diluted EPS
Income from continuing operations attributable to China Marketing Media Holdings, Inc. common stockholders	$3,581,775	$1,004,626
Discontinued operations attributable to China Marketing Media Holdings, Inc. common stockholders	(36,252)	-
Net income attributable to China Marketing Media Holdings, Inc. common stockholders	$3,545,523	$1,004,626

Denominator for basic and diluted EPS
- Weighted average shares of common stock outstanding	28,686,002	28,686,002

Earnings per share – basic and diluted
Income from continuing operations attributable to China Marketing Media Holdings, Inc. common stockholders	$0.12	$0.04
Discontinued operations attributable to China Marketing Media Holdings, Inc. common stockholders	$(0.00)	$-
Net income attributable to China Marketing Media Holdings, Inc. common stockholders	$0.12	$0.04

•	Foreign currency translation and comprehensive income

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

The Company has recorded no deferred tax assets as of September 30, 2010 and 2009, respectively. For the three and nine months ended September 30, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2010, the Company did not have any significant unrecognized uncertain tax positions.

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. The Company operates in two reportable operating segments: Advertising and marketing matters and online sales of consumer products.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

On March 18, 2010, the Company’s 51%-owned subsidiary, SZNT discontinued its operations and applied for liquidation process with the local government. The liquidation process was completed and finalized on August 27, 2010.

No revenues were generated from the discontinued operations for the three and nine months ended September 30, 2010 and 2009. The results of operations were reclassified as loss from discontinued operations in the condensed consolidated statements of operations for all periods presented.

NOTE-5	PREPAID EXPENSES

Prepaid expenses consist primarily of prepayments made to an unrelated company in advance for future financial and legal consultation services. As of September 30, 2010 and December 31, 2009, prepaid balance under these arrangements totaled $114,057 and $578,652, respectively.

NOTE-6	INVESTMENT HELD TO MATURITY

	As of September 30,
	2010	2009

Investment in unit trust in the PRC, held to maturity:
- Maturity in 18 months with an interest rate of 9% per annum	$447,888	$-
- Maturity in 24 months with an interest rate of 9% per annum	149,296	-

	$597,184	$-

NOTE-7	RELATED PARTY TRANSACTIONS WITH AN AFFILIATE

Sale and Marketing Publishing House ("CMO"), an affiliate owned by the PRC government, is controlled and directed by a common director and major shareholder of the Company. CMO is not a direct or indirect subsidiary of the Company. Transactions with CMO are listed as follows:

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

As of September 30, 2010 and December 31, 2009, related party receivables represented receivables due from CMO totaling $6,178,807 and $2,685,944, which are unsecured, and non-interest bearing. These receivables have no fixed payment schedule and are receivable on demand.

NOTE-8	RELATED PARTY RECEIVABLES

As of September 30, 2010 and December 31, 2009, related party receivables represented temporary advances totaling $361,416 and $354,063, which are unsecured, and bear no interest. These related party receivables have no fixed repayment schedule and are receivable on demand.

NOTE-9	LOAN RECEIVABLE

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

As of September 30, 2010, none of the conversion option was exercised by the Company.

As of September 30, 2010 and December 31, 2009, the loan balance amounted to $1,194,369 and $1,170,070, respectively.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE-10	INCOME TAXES

United States

The Company was incorporated in the United States of America and is subject to U.S. tax law. No provisions for income taxes have been made as the Company has no U. S. taxable income for the periods presented. The applicable income tax rates for the Company for the nine months ended September 30, 2010 and 2009 are 34%.

British Virgin Islands

The Company’s subsidiary, Media Challenge was incorporated in the British Virgin Islands and is not subject to income taxes under the current laws of the British Virgin Islands.

PRC

The Company’s subsidiaries in the PRC are currently subject to income taxes according to applicable tax laws in the PRC. The tax rates are 15% for NMA, 15% for Shenzhen New Media and Shenzhen Media and 0% for CMO. The provision for income taxes for the nine months ended September 30, 2010 and 2009 was $28,203 and $17,356, respectively.

Pursuant to the laws and regulations in the PRC, NMA, as a wholly-foreign-owned enterprise ("WFOE") in the PRC, is entitled to an exemption from the PRC enterprise income tax for two years commencing from its first profitable year in 2006. NMA accounts for most of the revenue during the periods presented. Other subsidiaries income tax rates range from 0% to 25%.

(a)	The provision for income taxes consists of the following:

	Nine months ended September 30,
	2010	2009

PRC:
Current tax	$28,203	$17,356
Deferred tax	-	-

	$28,203	$17,356

(b)	Deferred tax

No provision for deferred tax assets or liabilities has been made, since the Company had no material temporary differences between the tax bases of assets and liabilities and their carrying amounts.

NOTE-11	CONCENTRATIONS AND RISK

The Company is exposed to the following concentrations of risk:

(a)	Business risk with CMO

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

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

(b)	Major customers

For the three and nine months ended September 30, 2010 and 2009, there is no customer who accounts for 10% or more of revenues.

(c)	Major vendors

For the three and nine months ended September 30, 2010 and 2009, there is no vendor who accounts for 10% or more of purchases.

(d)	Major distribution agents for the publishing business

For the three and nine months ended September 30, 2010 and 2009, approximately 14% and 20% of the Company’s sales are generated from its 4 major sales agents in the PRC, respectively. The representatives solicited advertising from the general public in their designated geographic territory.

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

NOTE-12	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The Company leases various office spaces under several non-cancelable operating agreements in a term ranging from 1 to 4 years, with fixed monthly rentals, expiring between December 2010 and December 2012. Costs incurred under these operating leases are recorded as rent expense and totaled approximately $245,019 and $306,507 for the nine months ended September 30, 2010 and 2009.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

As of September 30, 2010, future minimum rent payments due under various non-cancelable operating leases in next three years are as follows:

Year ending September 30:
2011	$264,260
2012	170,187
2013	33,612

Total:	$468,059

(b)	Contingencies

The Company has not, historically, carried any property or casualty insurance. No amounts have been accrued for any liability that could arise from the lack of insurance. Management feels the chances of such an obligation arising are remote.

NOTE-13	SEGMENT INFORMATION

The Company’s business units have been aggregated into two reportable segments: Advertising and marketing matters and online sales of consumer products. The Company, through its subsidiaries operates these segments in the PRC. All the identifiable assets of the Company are located in the PRC during the period presented.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the nine months ended September 30, 2010 and 2009. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30, 2010

	Advertising	Consumer
	and marketing	products	Corporate	Total

Revenue, net	$3,478,479	$5,654,253	$-	$9,132,732
Cost of revenue	(822,826)	(5,329,780)	-	(6,152,606)
Gross profit	2,655,653	324,473	-	2,980,126
Depreciation and amortization	40,500	56,241	-	96,741
Net income (loss)	1,458,752	7,961	(30,748)	1,435,965
Expenditure for long-lived assets	$2,499	$1,572	$-	$4,071

	Nine months ended September 30, 2010

	Advertising	Consumer
	and marketing	products	Corporate	Total

Revenue, net	$9,875,479	$16,837,762	$-	$26,713,241
Cost of revenue	(2,277,911)	(16,104,928)	-	(18,382,839)
Gross profit	7,597,568	732,834	-	8,330,402
Depreciation and amortization	118,539	144,364	-	262,903
Net income (loss)	3,820,932	(214,265)	(32,802)	3,573,865
Expenditure for long-lived assets	$18,750	$23,650	$-	$42,400

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended September 30, 2009

	Advertising	Consumer
	and marketing	products	Corporate	Total

Revenue, net	$2,977,024	$3,931,144	$-	$6,908,168
Cost of revenue	(1,071,530)	(3,753,814)	-	(4,825,344)
Gross profit	1,905,494	177,330	-	2,082,824
Depreciation and amortization	38,947	43,422	-	82,369
Net income (loss)	620,458	135,704	(16,213)	739,949
Expenditure for long-lived assets	$23,695	$23,169	$-	$46,864

	Nine months ended September 30, 2009

	Advertising	Consumer
	and marketing	products	Corporate	Total

Revenue, net	$6,899,095	$9,902,708	$-	$16,801,803
Cost of revenue	(2,351,167)	(9,283,022)	-	(11,634,189)
Gross profit	4,547,928	619,686	-	5,167,614
Depreciation and amortization	115,611	128,505	-	244,116
Net income (loss)	855,498	134,184	(19,081)	970,601
Expenditure for long-lived assets	$36,658	$30,289	$-	$66,947

All of the Company’s revenues were derived from customers located in the PRC.

NOTE-14	RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In April 2010, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-13, “Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades”. ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

In July 2010, the FASB issued an accounting standards update to require further disaggregated disclosures that improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. This update will be effective for the Company in the second quarter of fiscal 2011, except for the disclosures relating to activity that occurred during a reporting period which is effective for the Company in the third quarter of fiscal 2011. Since this update addresses only disclosures related to credit quality of financing receivables and the allowance for credit losses, it is not expected that the adoption of this update will have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE-15	SUBSEQUENT EVENTS

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

   “Shenzhen Media” refers to Shenzhen Media Investment Co., Ltd., our indirect, wholly-owned subsidiary, a Chinese company;

   “Shenzhen New Media” refers to Shenzhen New Media Consulting Co., Ltd., our indirect, wholly-owned subsidiary, a Chinese company; and

   “U.S. dollar,” “$” and “US$” refer to the legal currency of the United States.

Overview

We were originally organized under the laws of the State of Texas on October 29, 1999 under the name Brazos Strategies, Inc. We changed our name to Infolife, Inc. on July 16, 2003 and finally to China Marketing Media Holdings, Inc. on February 7, 2006. We are a holding company and we have no operations other than administrative matters and the ownership of our direct and indirect operating subsidiaries. Through our indirect Chinese subsidiaries, we are engaged in the business of selling magazines and advertising space in our magazines, providing sales and marketing consulting services and online sales of various products. All of our operations, assets, personnel, officers and directors are located in China. Currently, we publish China Marketing magazine in China. We publish three issues of China Marketing per month, including a sales edition, case edition and channel edition. In June 2009, we began to publish eight special issues of China Marketing, which include cosmetic edition, food edition, gift edition, tobacco edition, finance edition, sporting goods edition, edition for agricultural resources and edition for entrepreneurs in Henan province. Currently, the distribution network of our magazines consists of over sixty distribution agencies and 30,000 shops covering over 300 cities throughout China.

In July 2008, we began our new business of online marketing and sales of consumer products by entering into various cooperation arrangements with Chinese banks. These banks’ existing consumer communication channel allows us to spend a limited amount of money as the startup cost for advertisement. We have been able to market and sell our products by sending marketing brochures with the banks' monthly statements to their credit card customers and receive payments through the banks' already developed online payment mechanism.

In June 2010, we launched a new business platform called "Easy Buy" that connects businesses, banks and customers on a single platform. With the innovative Invisible Printing Optical Identification Technology(IP-OIT), this sales and marketing platform helps the advertising clients to further promote their products and enhance their sales distribution channel. In the same time, we will be able to market and sell our products by sending the special catalog to the gold and platinum card holders through various banks. Thus; bring more advertising revenues for the company.

We do not maintain a corporate website, but we utilize http://www.cmmo.com.cn for the sale and promotion of the magazines we publish.

Third Quarter Financial Performance Highlights

The following are some financial highlights for the third quarter of 2010:

  Revenues: Our revenues were approximately $9.1 million for the third quarter of 2010, an increase of 32.2% from the same quarter of last year.
  Gross Margin: Gross margin was 32.6% for the third quarter of 2010, as compared to 30.2% for the same period of last year.
  Operating Profit: Operating profit was approximately $1.46 million for the third quarter of 2010, an increase of approximately 95.5% from approximately $0.74 million of the same period last year.
  Net Income attributable to China Marketing Media Holdings, Inc.: Net income was approximately $1.40 million for the third quarter of 2010, an increase of 89.6% from the same period of last year.
  Fully diluted earnings per share was $0.05 for the third quarter of 2010.

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

During the three-month period ended September 30, 2010, we generated all of our revenues through sales of our magazines, sales of advertising space in our magazines and providing sales, marketing consulting services and online sale of consumer products. The following table summarizes the results of our operations during the three month periods ended September 30, 2010 and 2009, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the three month period ended September 30, 2009 to the three month period ended September 30, 2010.

	Three Months Ended September 30
Item	2010	2009	Increase	% Increase
			(Decrease)	(% Decrease)

Revenue	$9,132,732	$6,908,168	2,224,564	32.2%
Cost of Sales	6,152,606	4,825,344	1,327,262	27.5%
Gross Profit	2,980,126	2,082,824	897,302	43.1%
Operating Expenses	1,523,338	1,337,851	185,487	13.9%
Other Income (expense)	5,826	817	5,009	613.1%
Provision for Taxes	75	5,841	(5,766)	(98.7%	)
Net Income attributable to China Marketing Media Holdings, Inc.	1,402,881	739,952	662,929	89.6%

Revenue

Our revenues during the three-month period ended September 30, 2010 were $9,132,732, which is 2,224,564 or 32.2% more than the same period in 2009, when we had revenues of $6,908,168. The increase in revenues for the three months ended September 30, 2010 is mainly due to the sales increase in selling consumer products online and an increase in advertising sales. The increase in revenue of selling consumer products was attributable to the sales by more well-established sales channels and a variety of sales promotions to attract more consumers. In addition, following economic recovery in PRC in 2009, many enterprises increased their marketing and advertising expenses in 2010, which resulted in the increase of our revenue by approximately $0.79 million from advertising sales.

Components of Revenues

The following table shows the different components comprising our total revenues during the three month periods ended September 30, 2010 and 2009.

	Three Months September 30
Revenue Category	2010	2009	Increase	% Increase
			(Decrease)	(% Decrease)

Magazine Sales	$435,879	$436,758	(879)	(0.2%	)
Advertising Space Sales	2,169,601	1,377,356	792,245	57.5%
Consulting Service	872,999	1,162,819	(289,820)	(24.9%	)
Consumer Products	5,654,253	3,931,235	1,723,108	43.8%
Total	9,132,732	6,908,168	2,224,564	32.2%

Cost of Sales

Our cost of sales during the three-month period ended September 30, 2010 and for the same period of 2009 were $6,152,606 and $4,825,344, respectively, which accounted for 67.37% and 69.85%, respectively, as a percentage of total revenues during the applicable periods. The dollar amount of the costs of goods sold increased mainly because of the increase in total sales.

Operating Expenses

Our expenses consist of payroll and other general and administrative expenses. Payroll expense was $695,470 during the three-month period ended September 30, 2010 as compared to $554,154 during the same period of 2009. The increase in payroll expense is mainly due to the fact that we hired additional employees and paid more commissions for our online consumer products selling business.

Our other general and administrative expenses were $827,868 (9.06% of total sales) and $783,697 (11.34% of total sales) during the third quarter of 2010 and the third quarter of 2009, respectively.

Income taxes

United States

China Marketing Media Holdings, Inc. is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made, as we had no U.S. taxable income for the period presented.

British Virgin Islands

Media Challenge was incorporated in the BVI, and, under the current laws of the BVI, is not subject to income taxes.

PRC

Before the implementation of the enterprise income tax (“EIT”) law (as discussed below), Foreign Invested Enterprises (“FIE”) established in the PRC were generally subject to an EIT rate of 33.0%, which included a 30.0% state income tax and a 3.0% local income tax. On March 16, 2007, the National People’s Congress of China passed the new Corporate Income Tax Law (“EIT Law”), and on November 28, 2007, the State Council of China passed the Implementing Rules for the EIT Law (“Implementing Rules”) which took effect on January 1, 2008. The EIT Law and Implementing Rules imposed a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualified under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the old tax laws applicable to FIEs, and its associated preferential tax treatments, beginning January 1, 2008.

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

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies”, a PRC regulatory term used to describe executive management and Board of Directors or equivalent governing bodies, within China is considered a resident enterprise and will normally be subject to a EIT of 25.0% on its global income. The Implementing Rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then the organization’s global income will be subject to PRC income tax of 25.0% .

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

We incurred income taxes of $75 and $5,841 during the three months ended September 30, 2010 and 2009, respectively or a decrease of 98.7% .

Net income attributable to China Marketing Media Holdings, Inc. (profit after taxes)

We earned net income of $1,402,881 and $739,952 during the three-month period ended September 30, 2010 and 2009, respectively, or an increase of 89.6% . The increase in our net income in the third quarter of 2010 is primarily attributable to the increase in sales.

Nine Months Financial Performance Highlights

The following are some financial highlights for the nine months ended September 30, 2010:

  Revenues: Our revenues were approximately $26.7 million for the nine months ended September 30, 2010, an increase of 59.0% from the same period of last year.

  Gross Margin: Gross margin was 29.5% for the nine months ended September 30, 2010, as compared to 30.7% for the same period of last year. Our gross margins remaining consistent at 30% even the magazine sales decreased about $0.78 million or 40% to approximately $1.2 million for the nine months ended September 30,2010 from $1.9 million same period last year. A consistent of 30% gross margin rate year over year was due to an increasing in advertising sales in the consumer products sales. The advertising sales revenue was approximately $6.6 million for the nine months ended September 30, 2010, an increasing of 111.5% from the same period of last year.

  Operating Profit: Operating profit was approximately $3.14 million for the nine months ended September 30, 2010, an increase of approximately 213.6% from approximately $1.00 million of the same period last year. This was also due to an increasing in sales.

  Net Income attributable to China Marketing Media Holdings, Inc.: Net income was approximately $3.55 million for the nine months ended September 30, 2010, an increase of 252.9% from the same period of last year.

  Fully diluted earnings per share was $0.12 for the nine months ended September 30, 2010.

Results of Operations

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

The following table summarizes the results of our operations during the nine month periods ended September 30, 2010 and 2009, and provides information regarding the dollar and percentage increase or (decrease) from the nine month period ended September 30, 2009 to the nine month period ended September 30, 2010.

	Nine Months Ended June 30
Item	2010	2009	Increase	% Increase
			(Decrease)	(% Decrease)

Revenue	$26,713,241	$16,801,803	9,911,438	59.0%
Cost of Sales	18,382,839	11,634,189	6,748,650	58.0%
Gross Profit	8,330,402	5,167,614	3,162,788	61.2%
Operating Expenses	4,745,890	4,166,736	579,154	13.9%
Other Income (expense)	53,808	(12,921)	66,729	516.4%
Provision for Taxes	28,203	17,356	10,847	62.5%
Net Income attributable to China Maketing Media Holdings, Inc.	3,545,523	1,004,626	2,540,897	252.9%

Revenue

Our revenues during the nine-month period ended September 30, 2010 amounted to $26,713,241, which is $9,911,438 or 59.0% more than the same period in 2009, when we had revenues of $16,801,803. The increase in revenues for the nine months ended September 30, 2010 is due to the sales increase in selling consumer products online and an increase in advertising sales. The increase in revenue of selling consumer products was attributable to the sales by more well-established sales channels and a variety of sales promotions to attract more consumers. In addition, following economic recovery in PRC in 2009, many enterprises increased their marketing and advertising expenses in 2010, which resulted in the increase of our revenue in an amount of approximately $3.46 million from advertising sales.

Components of Revenues

The following table shows the different components comprising our total revenues during the nine month periods ended September 30, 2010 and 2009.

	Nine Months Ended September 30
Revenue Category	2010	2009	Increase	% Increase
			(Decrease)	(% Decrease)

Magazine Sales	$1,146,295	$1,923,596	(777,301)	(40.4%	)
Advertising Space Sales	6,557,761	3,100,492	3,457,269	111.5%
Consulting Service	2,171,423	1,875,007	296,416	15.8%
Consumer Products	16,837,762	9,902,708	6,935,054	70.0%
Total	26,713,241	16,801,803	9,911,438	59.0%

Cost of Sales

Our cost of sales during the nine-month period ended September 30, 2010 and for the same period of 2009 was $18,382,839 and $11,634,189, respectively, which accounts for 68.82% and 69.24%, respectively, as a percentage of total revenues during the applicable periods. The dollar amount of the costs of goods sold increased mainly because of the increase in sales. Cost of sales as a percentage of revenues remained at the same level for the nine months ended September 30, 2010 as compared with the same period in 2009.

Operating Expenses

Our expenses consist of payroll and other general and administrative expenses. Payroll expense was $2,233,485 during the nine-month period ended September 30, 2010 as compared to $1,798,591 during the same period of 2009. The increase in payroll expense is mainly due to the fact that head count increased and sales commission increased in the consumer products division.

Our other general and administrative expenses were $2,512,405 (9.41% of total sales) and $2,368,145 (14.09% of total sales) for the nine months ended September 30, 2010 and 2009, respectively.

Income taxes

We incurred income taxes of $28,203 and $17,356 during the nine months ended September 30, 2010 and 2009, respectively, or an increase of 62.5% .. The increase in income tax was due to an extra payment made for the 2009 income tax to the company’s consulting business.

Net income attributable the China Marketing Media Holdings, Inc. (profit after taxes)

We earned net income of $3,545,523 and $1,004,626 during the nine-month period ended September 30, 2010 and 2009, respectively, or an increase of 252.9% . The increase in our net income for the nine months ended September 30, 2010 is primarily attributable to the increase in sales.

Liquidity and Capital Resources

As of September 30, 2010, we had cash and cash equivalents of approximately $5.5 million and working capital of $8.9 million. We believe that our existing capital resources are adequate to meet our anticipated cash requirements for the next 12 months. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow

	Nine Months Ended September 30,
	2010	2009
Net cash provided by (used in) operating activities	$1,122,431	$24,054
Net cash provided by (used in) investing activities	(1,293,573)	6,336,393
Net cash provided by (used in) financing activities	-	-
Net cash flow	(61,832)	6,361,984

Operating Activities:

Net cash provided by operating activities was approximately $1.12 million during the nine months ended September 30, 2010, which is an increase of approximately $1.1 million from approximately $0.02 million net cash provided by operating activities for the same period of 2009. Such increase of net cash provided by operating activities was primarily attributable to an increase in income from continuing operations.

Investing Activities:

Our main uses of cash for investing activities are payments relating to the acquisition of property, plant and equipment.

Net cash used in investing activities was approximately (1.29) million for the nine months ended September 30, 2010, a decrease of approximately $7.63 million from approximately $6.3 million net cash provided by investing activities for the same period of 2009. Such decrease in net cash provided by investing activities was attributable to a $5.97 million refund from investment deposit to us after we terminated the operating and management agreement with Shanghai Longcom Telecom Co. Ltd in the first quarter of 2009.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2010 was approximately $0 as compared to $0 provided by financing activities for the same period of 2009.

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

Currency Fluctuations

Our operating subsidiaries are located in China. All expenses of the subsidiary and revenue received from customers are incurred in China denominated in RMB as the functional currency. Based on Chinese government regulation, all foreign currencies under the category of current accounts are allowed to be freely exchanged with hard currencies. During the past years of operation through July of 2005, there were no significant changes in exchange rates. On July 21, 2005, the Chinese government changed its foreign currency exchange policy from a fixed RMB/USD exchange rate into a flexible rate under the control of the Chinese government. From August 2005 through September 2010, the value of RMB against US dollars appreciated by 17%, from RMB8.1/ $1 to RMB6.698/ $1.

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

Cash and Cash Equivalents. For purposes of the statement of cash flows, cash and cash equivalents includes cash on hand and demand deposits held by banks. Deposits held in financial institutions in China are not insured by any government entity or agency.

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

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company has now evaluated up to ASU 2010-26 on its financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), an evaluation of the effectiveness of its “disclosure controls and procedures” (as the term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Certifying Officers have concluded that, because of the deficiencies set forth below, the Company’s disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.

As disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2010, during the Company’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, management identified the significant deficiencies related to (i) the lack of sufficient U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) the lack of a stand alone Audit Committee of the Board of Directors.

Because our current accounting department is relatively new to U.S. GAAP, SEC reporting and the related internal control procedures required of U.S. public companies, our management has determined that personnel of such department required additional training in U.S. GAAP, SEC reporting and related internal control functions and procedures. Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions. Finally, management determined that the fact that the Company’s Board of Directors does not have a stand-alone Audit Committee consisting of independent directors of the Board in compliance with the applicable rules and regulations contributed to insufficient oversight of our accounting and audit functions.

In order to correct the foregoing deficiencies, we have taken or are taking the following remedial measures:

•      We are in the process of (i) arranging necessary training for our accounting department staff and (ii) engaging external professional accounting or consulting firm(s) to assist us in the preparation of the US GAAP accounts. We intend to complete these steps no later than June 30, 2011;

•      We continue to search for qualified personnel. As of the end of this fiscal period, we estimate that we additionally require at least one individual to bolster our internal audit function. However, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the PRC, in general, and in the province where the Company maintains its operations, we were not able to hire such additional personnel in a timely fashion before the end of our reporting period. We will continue our search for such personnel with assistance from recruiters and through referrals and intend to complete this process no later than March 31, 2011;

•      We have allocated significant financial and human resources to strengthen the internal control structure. We have been actively working with external consultants to assess our data collection, financial reporting, and control procedures and to strengthen our internal controls over financial reporting; and

•      We have and continue to search for suitable candidates to serve as independent directors on our Board of Directors and on the Audit (or other standing committee thereof) Committee, who are financially literate, and to contain at least one member who is a “financial expert” as that term is defined in the SEC’s rules. We intend to have our Audit Committee to meet at least once every quarter, prior to the release of that periods’ financial statements, to, among other things, discuss, with management and our independent auditors, prior to the release of each periods’ financial statements, the financial statements themselves, significant accounting policies and estimates, our internal controls, and the scope and findings of the work performed by our independent auditor in its audit or review of the financial statements. We estimate that we need to at least two additional directors that meet the independence requirements and intend to complete this search in the near future.

We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Changes in Internal Control Over Financial Reporting

Other than described above, there have been no changes in our internal control over financial reporting during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-month period ended September 30, 2010, we made no unregistered sales of our equity securities, nor were there any repurchases of our equity securities during the same period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1(i)

Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on February 14, 2006; File number 0-51806)

3.1(ii)

Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007; File number 0-51806)

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA MARKETING MEDIA HOLDINGS, INC.

DATE: November 15, 2010

By:/s/ Yingsheng Li
Yingsheng Li, President and CEO
(Principal Executive Officer)

DATE: November 15, 2010

By:/s/ Zhen Zhen Peri
Zhen Zhen Peri, CFO
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1(i)

Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on February 14, 2006; File number 0-51806)

3.1(ii)

Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007; File number 0-51806)

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith