Form 10-K
period 2010-12-31
China Marketing Media Holdings, Inc.
filed 2011-03-31
CIK 1353307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to ____________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ]         No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [   ]         No [ x ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x ]         No [   ]

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ]         No [ x ]

As of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the Over-the-Counter Bulletin Board) was approximately $15.8 million.

There were a total of 28,686,002 shares of the registrant’s common stock outstanding as of March 23, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CHINA MARKETING MEDIA HOLDINGS, INC.

Annual Report on FORM 10-K
For the Fiscal Year Ended December 31, 2010

INTRODUCTORY NOTE

Except as otherwise indicated by the context, references to “we,” “us,” “our,” or “the Company” are to China Marketing Media Holdings, Inc. and its subsidiaries. References to “Media Challenge” are references to Media Challenge Holdings Limited, a British Virgin Islands company. Unless the context otherwise requires, all references to (i) “Shenzhen New Media” are to Shenzhen New Media Consulting Co., Ltd.; (ii) “Shenzhen Media” are to Shenzhen Media Investment Co., Ltd.; (iii) “BVI” are to the British Virgin Islands; (iv) “PRC” and “China” are to the People’s Republic of China; (v) “U.S. dollar,” “$” and “US$” are to United States dollars; (vi) “RMB” are to Renminbi, the legal currency of China; (vii) “Securities Act” are to the Securities Act of 1933, as amended; and (viii) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

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

  our significant reliance on the operation and management right agreement between us and Sale and Marketing Publishing House, or CMO; and

  significant deficiency in our internal controls over our financial reporting.

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

PART I

ITEM 1.           BUSINESS

Overview

We were originally organized under the laws of the State of Texas on October 29, 1999 under the name Brazos Strategies, Inc. We changed our name to Infolife, Inc. on July 16, 2003 and finally to China Marketing Media Holdings, Inc. on February 7, 2006. We are a holding company and we have no operations other than administrative matters and the ownership of our direct and indirect operating subsidiaries. Through our indirect Chinese subsidiaries, we are engaged in the business of selling magazines and advertising space in our magazines, providing sales and marketing consulting services and online sales of various consumer products. All of our operations, assets, personnel, officers and directors are located in China. Currently, we publish China Marketing magazine in China. We publish three issues of China Marketing per month, including a sales edition, case edition and channel edition. In October 2010, we added a new issue called “Career Development Edition”. In June 2009, we began to publish eight special issues of China Marketing, which include cosmetic edition, food edition, gift edition, tobacco edition, finance edition, sporting goods edition, edition for agricultural resources and edition for entrepreneurs in Henan province. In December 2009, we discontinued the special issue of finance edition. Therefore, we currently have 4 main issues and 7 special issues. Currently, the distribution network of our magazines consists of over 60 major distribution agencies and 30,000 bookstores and news stands covering over 300 cities throughout China.

Our magazines are Chinese publications tailored to the sales and marketing industry. The magazines were originally published by Sale and Marketing Publishing House, or CMO, under the Light Industrial Ministry of the Henan Provincial Government. On October 22, 2003, the Henan Provincial Government, Shenzhen Niu Si Tai Asset Management Limited Corporation, and CMO incorporated Shenzhen Media under the laws of China. On October 23, 2003, Shenzhen Media entered into a ten year operation and management right agreement with CMO or Operation and Management Right Agreement, pursuant to which from November 1, 2003 to October 31, 2013, Shenzhen Media is obligated to market the magazines, sell the magazines and advertising space, provide strategic planning for the magazines, and train the professional staff of CMO. The agreement was amended on January 8, 2004. Under the terms of the agreement, as amended, Shenzhen Media agreed to pay a lump sum deposit of RMB 10,109,300 (approximately US$1,220,930) and bear all of the operating costs relating to the publishing of the magazines in exchange for the right to all revenues generated from selling the magazines and their advertising space.

On November 20, 2004, Shenzhen Media and Shenzhen New Media entered into an entrust agreement or Entrust Agreement, under which Shenzhen Media transferred all of its rights under the Operation and Management Right Agreement to Shenzhen New Media. Shenzhen New Media agreed to pay Shenzhen Media US$1.45 million in connection with this transfer of rights. Shenzhen New Media agreed to pay this amount over the 9 year term of the agreement, which is for the full remaining term of the assigned contract. Thereafter, on December 21, 2005, our indirect subsidiary, Shenzhen New Media acquired Shenzhen Media.

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

To increase our revenue stream, our management began exploring the feasibility of engaging in new business lines in July 2007. Management considered the potential costs and benefits of launching another magazine or acquiring other publishing or advertising assets and determined that such actions require capital outlays that are greater than the company can currently afford and would take several months or years to implement. As a result, management investigated other business types to increase our revenues with lower capital expenditures and shorter ramp up times. During the search for new business opportunities, management noted that credit cards are the fastest-growing consumer credit product in China, and it is widely expected in China that card usage and profitability will experience explosive growth over the next decade. According to Shanghai Daily (June 25, 2008), China had more than 104.73 million credit cards in circulation at the end of March of 2008, up 92.9 percent since two years ago. While cash is still the main form of payment in China, the use of credit cards is becoming a popular alternative to carrying banknotes. As a result of, or possible contributing to the increasing popularity of credit cards, many consumers in China are choosing to shop online and pay with credit cards. Consumers in China are realizing that online shopping allows consumers to browse through many items and categories without leaving their homes, to compare prices of multiple suppliers or stores, and to arrange for convenient shipping of products by the supplier. Our management decided that the company should enter into the online sales and marketing business to take advantage of this marketplace trend. Management believes that engaging in online business is beneficial and suitable for small businesses like us as it requires significantly lower capital outlay compared with traditional business approaches.

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

In June 2010, we launched a new business platform called “Easy Buy” that connects businesses, banks and customers on a single platform. With the innovative Invisible Printing Optical Identification Technology(IP-OIT), this sales and marketing platform helps the advertising clients to further promote their products and enhance their sales distribution channel. At the same time, we will be able to market and sell our products by sending the special catalog to the gold and platinum card holders through various banks, thus, bringing in more advertising revenues for the company.

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

On December 31, 2005, we entered into a share exchange agreement with Media Challenge, a BVI corporation, and the shareholders of Media Challenge. Pursuant to the share exchange agreement, we acquired 121,000 shares of Media Challenge, constituting all of the issued and outstanding capital stock of Media Challenge, in exchange for convertible promissory notes in the principal amount of $441,600. These convertible promissory notes were convertible into 22,808,002 shares of our common stock, but only after the completion of a 1-for-10 reverse split of our common stock that we became obligated to effect pursuant to the share exchange agreement. Thereafter, on January 25, 2006, we completed a 1-for-10 reverse split of our common stock as contemplated by the share exchange agreement. At that time, the convertible note issued to Media Challenge also converted into 22,808,002 shares of our common stock and the former shareholders of Media Challenge, Yingsheng Li, Xiaofeng Ding, and Dongsheng Ren became our controlling stockholders. Collectively, they became the owners of about 82% of our outstanding common stock. Media Challenge thereby became our wholly-owned subsidiary and the former shareholders of Media Challenge became our controlling stockholders. Immediately prior to the stock split, we had 47,780,000 shares of common stock outstanding, and immediately following the stock split and the issuance of our common stock pursuant to the share exchange agreement, there were 27,586,002 shares of common stock outstanding.

China Marketing Media Holdings, Inc. (Texas)
100%
Media Challenge Holdings Limited (BVI)
100%
Shenzhen New Media Consulting Co., Ltd. (PRC)
51% (discontinued on August 27, 2010)
100%
100%
100%
Shanghai Zhiduo Network Technology Company Limited (PRC)
Shenzhen Media Investment Co., Ltd. (PRC)
Shenzhen Caina Brand Consultant Company (PRC)
Shenzhen New Media Advertising Company Ltd. (PRC)
30%
10%
100%
48%
100%
Shenzhen Directory Marketing Management Co., Ltd. (PRC)
Beijing Orient Converge Human Resources Management (PRC)
Beijing Media Management Consultation Company (PRC)
Shenzhen Keungxi Technology Company Ltd. (PRC)
Sale and Marketing Publishing House (PRC) CMO
10-year operation and management right agreement
Beijing Caina Xianliang Marketing and Layout Company (PRC)

_________________________
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

(4) Beijing Orient Converge Human Resources Management Center Co. Ltd., or Beijing Orient, was incorporated in China in November 2007. It is engaged in the business of vocational training, employment recommendation and services. It also conducts sales and marketing professional training. On August 2, 2008, Shenzhen Media sold 42% ownership of Beijing Orient to Shanghai Cheng Mei Biotechnology Co., Ltd. (“Shanghai Cheng Mei”) for a cash price of $141,831 (equivalent to RMB 987,461). After the sale, Shenzhen Media owns 10% of Beijing Orient.

(5) Shanghai Zhiduo Network Technology Company Limited, or Shanghai Zhiduo, was incorporated in China on July 18, 2008. Shenzhen New Media owned 51% of Shanghai Zhiduo, which was engaged in the business of management consulting services and brand name consulting services. On March 18, 2010, SZNT discontinued its operations and applied for liquidation process with the local government. The liquidation process was completed and finalized on August 27, 2010.

(6) Shenzhen Directory Marketing Management Co. Ltd, or SDMM, was incorporated in China in June 2010 and is mainly engaged in providing advertising services, business enterprises marketing planning services, and information system consulting services. The Company, through Shenzhen Media, holds 30% of the equity interest of SDMM and one individual shareholder, Ge Zhihong, owns the remaining 70% equity interest of SDMM, respectively, and accounts for the investment using the equity method.

Our Products

China Marketing was first published by CMO in April 1994 as a monthly magazine. Thereafter, in September 2001, CMO began publishing two issues of this magazine per month. In May 2004, after the establishment of the operation and management rights agreement, we started to publish three issues of this magazine per month. In June 2003, the first issue of China Business & Trade was published. In January 2007, we decided to stop publishing China Business & Trade by combining the content of China Business & Trade into the Case edition of China Marketing. In October 2010, we published a new issue of Career Development edition. In June 2009, we began to publish eight special issues of China Marketing, which include cosmetic edition, food edition, gift edition, tobacco edition, finance edition, sporting goods edition, edition for agricultural resources and edition for entrepreneur in Henan. In December 2009, we discontinued to publish the Finance edition. The special editions are published from time to time based upon market conditions.

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

Each issue of China Marketing focuses on specific topics. The first monthly issue of the magazine, the Sales edition, is a blend of overall discussion on sales and marketing for executives who need to keep track of the latest developments in their industries. This issue also introduces creative and successful marketing strategies and analyzes market trends of different industries and new business opportunities. It offers the readers a macro view of the developments and trends in various industries across China. Competitive and sales strategies are proposed to readers who need advice on formulating an appropriate strategy for their products. Practical methodologies are also presented to facilitate the readers in managing their business operations. The second issue of the magazine, the Case edition, features sales and marketing case studies. This edition includes detailed reports by industry experts that explain different sales and marketing techniques and theories underlying the featured case study. These cases focus mainly on business sales and marketing events that have occurred in China. These case studies offer our Chinese readers some insight into particular sales and marketing approaches used by the companies who are the subject of the case study. The third issue, the Channel edition, is tailored to supply chain management executives. This edition provides information on the supply chain management process including, manufacturers, distributors, and logistics management. The fourth issue, the Career Development edition, assists recent graduates and individuals start and manage a career in the sales and marketing field.

Each of the seven special editions we published in 2010 focuses on different sales and marketing strategies for a specific industry.

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

Online Sales

In July 2008, we began our new business of online marketing and sales of consumer products. These products mainly consist of notebook computer hardware. We currently sell our computer products through our website www.91ap.com, on which we offer a complete line of our products to our consumers 24 hours a day, seven days a week. In order to attract customers, we have entered into various cooperation arrangements with Chinese banks, including Bank of China, China Construction Bank, Hua Xia Bank and China Minsheng Bank, through which we are able to market our products by sending marketing brochures with the banks’ monthly statements to credit card customers. Our brochures include information about our computer hardware products as well as purchase methods. The banks’ credit card customers can either purchase our products directly by visiting our online sales website or call the purchase hotline provided in the brochures; however, they must use their credit cards issued by the banks with which we have a cooperation arrangement. We procure all of the notebook computers that we sell from the sales agents of ASUSTek Computer Inc. The two largest suppliers of our goods are Shanghai Hua Jie United Information Co. Ltd. and Digital China Holding Limited Beijing Office. After consumers make orders online, we process these orders and ship and deliver the products to consumers in China through our subsidiary Shenzhen Media. Currently, the sales of computer hardware contribute approximately 95% of our total revenue from online sales. In June 2010, we launched a new business platform called “Easy Buy” that connects businesses, banks and customers on a single platform. With the innovative Invisible Printing Optical Identification Technology (IP-OIT), this sales and marketing platform helps the advertising clients to further promote their products and enhance their sales distribution channel. At the same time, we will be able to market and sell our products by sending the special catalog to the gold and platinum cardholders through various banks, thus, generating more advertising revenues for the company.

Our Distribution Channels of Our Magazines

Currently, the distribution network of our magazines consists of over sixty major distribution agencies and 30,000 bookstores and news stands covering over 300 cities throughout China. We plan to develop a more comprehensive distribution network for our magazines that we hope will eventually reach all major cities in China.

There are three main distribution channels for our magazines in China:

(1)	postal subscription based distribution;
(2)	direct order distribution; and
(3)	agency based distribution.

Our first distribution channel, postal subscription based distribution, involves the distribution of our magazines by Chinese post offices. Unlike the United States, subscribers of our magazines and other magazines published in China can request a subscription directly from the post offices in China who arrange delivery of the magazines to the address requested by the subscriber. Direct order based distribution involves a direct request from a subscriber to us for a single issue or multiple issues of our magazines that do not involve an ongoing subscription. Upon receipt of this request, we deliver the ordered issues to the address requested by the subscriber. Finally, agency based distribution, involves the delivery by us of our magazines to distribution agents who then distribute the magazines to retail sales agents who sell the magazines from various locations throughout China.

As of December 31, 2010, the annual circulation of our magazines during the 2010 fiscal year was 2,474,338 units, among which approximately 54.98% of sales were made through retail agents such as newsstands, airports, subways and bookstores throughout China. These retail agents obtained our magazines from our distribution agents who operate throughout China. The remaining sales were through postal subscriptions 32.68% and direct orders 12.34% . As of December 31, 2009, the annual circulation of our magazines during the 2009 fiscal year was 2,669,715 units, among which approximately 62.8% of sales were made through retail agents such as news stands, airports, subways and bookstores throughout China. These retail agents obtained our magazines from our distribution agents who operate throughout China. The remaining 37.2% of our sales were through postal subscriptions 26.4% and direct orders 10.8% .

The following table lists the annual circulation of our magazines during the fiscal year ended December 31, 2010:

	China Marketing (Sales edition)	China Marketing (Case edition)	China Marketing (Channel edition)	China Marketing (Career Development edition)	Special Editions	Total
Distribution agents	393,985	305,773	432,215	34,950	193,493	1,360,416
Subscriptions through post offices	265,568	265,575	277,643	0	50,034	858,820
Direct subscriptions	28,831	28,177	44,933	0	153,161	255,102
Total	688,384	599,525	754,791	34,950	396,688	2,474,338

The following table lists our principal distribution agents and their distribution areas:

Names of Distribution Agents	Distribution Area
Beijing Luopan Zhengzhang Books Co., Ltd	Beijing, Hebei
Nanjing Raotian Cultural Development Co., Ltd.	Jiangsu Province

Names of Distribution Agents	Distribution Area
Guangzhou Rutu Culture Development Co., Ltd	Guangdong Province
Wuhan Dagong Books Co., Ltd	Hubei Province
Hengyang Post Office Books Retail Co., Ltd	Hunan Province

We have entered into a distribution agreement with each of these principal distributors. The distribution agreement has a one year term that is automatically renewed for an additional year unless either party provides the other with notice of termination one month prior to the end of the term. Pursuant to the agreement, the distributor has the obligation, at its own expense, to sell and deliver our magazines to retail agents and readers within the distributor’s authorized distribution territory. Our distributors receive sales commissions on the distribution of our magazines ranging from 40-45% of total proceeds generated by their sales.

Prices of Our Products

The fixed retail price of the Sales edition and the Case edition of China Marketing is RMB 10 per issue (approximately $1.49); the fixed retail price of the Channel edition of China Marketing is RMB 8 per issue (approximately $1.19); the fixed retail price of the seven special issues is RMB 20 per issue (approximately $2.99) . Subscribers who subscribe to our magazines directly pay this same fixed retail price per issue on an issue by issue basis.

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

We have registered our www.cmmo.com.cn Internet domain name. The articles and other contents of our magazines are protected under copyright laws of China.

Our Employees

We currently have 375 full-time employees and we do not expect any significant changes in the number of our employees during the next 12 months.

We believe that our relationship with our employees is good. The remuneration payable to employees includes basic salaries and allowances.

We have not experienced any significant problems or disruption to our operations due to labor disputes, nor have we experienced any difficulties in recruitment and retention of experienced staff.

Our employees in China participate in a state pension plan organized by Chinese municipal and provincial governments. Currently, each month we are required to contribute to the plan with approximately $91 for each of our employees and approximately $140 for each of our executive officers and directors. The compensation expenses related to this plan were approximately $231,590 and $245,917 for the fiscal years 2010 and 2009, respectively.

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

Our future business and results of operations depend in significant part upon the continued contributions of our key editorial staff and senior management personnel, including our Chief Executive Officer, Yingsheng Li, who has over 15 years of experience in the publication business. They also depend in significant part upon our ability to attract and retain additional qualified management, editorial staff, marketing and sales and support personnel for our operations. If we lose a key employee or if a key employee fails to perform in his or her current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key employees in managing the publication, marketing and sales aspects of our business, any part of which could be harmed by further turnover.

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

During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, management identified significant deficiencies related to our U.S. GAAP expertise, internal audit functions and the absence of Audit Committee, as of that date. The current staff in the accounting department of the subsidiaries is relatively new to U.S. GAAP and internal control procedures and needs substantial additional training so as to meet with the higher demands of being a U.S. public company. The significant deficiency in internal audit function is also due to the Company’s lack of sufficient qualified resources to perform internal audit functions. We have taken steps to address these deficiencies, however, if any of these deficiencies remains, then our financial condition could be adversely affected.

RISKS RELATED TO THE MARKET FOR OUR STOCK

Our common stock is quoted on the Over-the-Counter Bulletin Board which may have an unfavorable impact on our stock price and liquidity.

Our common stock is currently quoted on the Over-the-Counter Bulletin Board. The Over-the-Counter Bulletin Board are significantly more limited markets than any national securities exchange. The market for our securities is very limited, volatile and characterized by very low trading volumes. The quotation of our shares on the Over-the-Counter Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

We are subject to penny stock regulations and restrictions, which may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of March 22, 2011, the closing price for our common stock was $0.55 per share and therefore, it is designated a “penny stock.” As a “penny stock”, our common stock may become subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule”. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

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

Certain of our stockholders hold a significant percentage of our outstanding voting securities and accordingly may make decisions regarding our daily operations, significant corporate transactions and other matters that other stockholders may believe are not in their best interests ..

Our major stockholder, Yingsheng Li, owns 32.07% of our outstanding voting securities. As a result, he possesses significant influence, giving him the ability, among other things, to elect a majority of our Board of Directors and to authorize or prevent proposed significant corporate transactions. His ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer. Other stockholders may believe that these future decisions made by the major stockholder are not in their best interests.

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

Our main executive office is located at Unit 901, KunTai International Mansion, No. 12 Chaowai Street, Beijing, 100020, China. We have land use rights relating to the land and physical office space within the building where our offices are located. These land use rights initially expire in 2056. This location has a total of 630 square feet of working space including 150 square feet open working area, two large conference rooms, six small meeting rooms and eight offices.

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

Our business is largely subject to the uncertain legal environment in China and the legal protection could be limited.

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

We may be unable to negotiate or complete a business combination transaction due to complicated merger and acquisition regulations that became effective on September 8, 2006.

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

ITEM 4.           [REMOVED AND RESERVED]

PART II

ITEM 5.           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Our Common Stock

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “CMKM”. Trading in our common stock has been limited and sporadic.

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Bid Prices(1)
	High	Low

Year Ended December 31, 2010
First Quarter	$0.95	$0.95
Second Quarter	$0.87	$0.87
Third Quarter	$0.80	$0.80
Fourth Quarter	$0.95	$0.90

Year Ended December 31, 2009
First Quarter	$0.02	$0.01
Second Quarter	$0.02	$0.02
Third Quarter	$0.02	$0.02
Fourth Quarter	$0.02	$0.02

________________________
(1) The above tables set forth the range of high and low closing prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of March 4, 2011, there were approximately 271 stockholders of record of our common stock.

Dividends

During fiscal years 2009 and 2010, we did not declare or pay a cash dividend. Any future decisions regarding dividends will be made by the board of directors of the company. The Company currently intends to retain and use any future earnings for the development and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended December 31, 2010 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2010 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2010.

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

General

We generate revenues through sales of our magazines, sales of advertising space in our magazines, providing sales and marketing consulting services and online sales of electronic products. During the fiscal year ended December 31, 2010, we generated $1,646,740 in revenues from the sale of our magazines, $9,376,304 in revenues from the sale of advertising space in these magazines, $3,384,896 in revenues from providing consulting services and $20,563,361 in revenues from online sales of consumer products. During the fiscal year ended December 31, 2009, we generated $1,638,966 in revenues from the sale of our magazines, $4,504,651 in revenues from the sale of advertising space in these magazines, $3,344,962 in revenues from providing consulting services and $15,411,781 in revenues from online sales of consumer products.

In July 2008, we began our new business of online marketing and sales of consumer products. This new business generated $20,563,361 in revenue in 2010, which constitutes 58.80% of total revenues. In early 2010, we expanded our online sales business by offering additional products including cell phones, jewelries, watches, apparel, beauty products and home appliances. Because we just launched this new business recently, we are still in the stage of investigating the market and evaluating potential opportunities to increase our revenues from this business line. However, we intend to sell more types of products online and expect that our online marketing and sales in China well generate a significant part of annual revenues for the Company over the next five years.

Industry Overview

We believe that the media and advertising industry in China is one of the fastest growing in the world and presents numerous opportunities for consolidation and growth. Based on a new forecast by ZenithOptimedia, the world’s largest media services group, China, now the world’s fourth largest advertising economy, will overtake Germany as the world’s third-largest advertising market after the United States and Japan. And markets in developing countries are predicted to grow much faster than developed markets, accounting for almost 36 per cent of all advertising spending by 2013, up from 31.5 per cent in 2010. China’s fast-growing economy would result in an increase in advertising spending of more than 50 per cent, from 22.6 billion dollars in 2010 to 34.2 billion dollars in 2013.

With respect to our online sales business, accompanying the rapid development of Internet in China, more and more Chinese begins to favor online shopping for its convenience, quick delivery and less cost. According to an article on September 10, 2010 by Reuters, MasterCard Inc. predicted that, “China will likely surpass the United States to become the world’s top credit card market by number of cards in a decade, as rising wealth and urbanization enable Chinese consumers to spend more using plastic.” Therefore, we believe that the business of online sales is an important new business line that we should engage to increase our revenue stream.

Results of Operations

Fiscal Year Ended December 31, 2010 Compared with Fiscal Year Ended December 31, 2009

The following table summarizes the results of our operations during the fiscal years ended December 31, 2010 and 2009. It provides information regarding the dollar and percentage increase or (decrease) from 2009 fiscal year to 2010 fiscal year:

	Year Ended December 31, 2010

Item	2010	2009	Increase	% Increase
			(Decrease)	(% Decrease)
Revenue	$34,971,301	$24,900,360	$10,070,941	40.4%
Cost of Sales	$23,474,919	$17,652,056	$5,822,863	33.0%
Gross Profit	$11,496,382	$7,248,304	$4,248,078	58.6%
Operating Expenses	$7,154,034	$5,917,937	$1,236,097	20.9%
Other Income (expense)	$32,592	$140,426	($107,834)	(76.8%	)
Provision for Taxes	$56,950	$27,328	$29,622	108.4%
Net income attributable to China Marketing Media Holding, Inc.	$4,310,264	$1,505,774	$2,804,490	186.2%

Revenue

Our revenues in fiscal year 2010 amounted to approximately $35.0 million , which is $10.1 million or approximately 40.4% more than that of fiscal year 2009, when we had revenues of approximately $24.9 million. The overall increase in our revenues for the fiscal year 2010 is due to the significant expansion of our online sales of consumer products, which began in July 2008. Compared to 2009, our revenues attributable to sales of magazines increased by $7,774 in 2010 and advertising revenues in 2010 increased by $4,871,653. Our revenues attributable to consulting services increased by $39,934 in 2010, and revenues generated from selling consumer products in 2010 increased by approximately $5.15 million as compared to 2009. The company’s new online business has been growing rapidly, which resulted in an increase of revenue in consumer product sales and advertising space sales.

Components of Revenues

The following table shows the different components comprising our total revenues during each of the past two fiscal years.

			Increase	% Increase
Revenue Category	2010	2009	(Decrease)	(% Decrease)
Magazine Sales	$1,646,740	$1,638,966	$7,774	0.5%
Advertising Sales	$9,376,304	$4,504,651	$4,871,653	108.1%
Consulting Services	$3,384,896	$3,344,962	$39,934	1.2%
Consumer products	$20,563,361	$15,411,781	$5,151,580	33.4%
Total	$34,971,301	$24,900,360	$10,070,941	40.4%

Cost of Sales

Our cost of sales in fiscal years 2010 and 2009 was $23,474,919 and $17,652,056, respectively, which accounts for approximately 67.13% and 70.89%, respectively, as a percentage of total revenues. The dollar amount of the cost of sales increased with the growth of annual sales. Cost of goods sold as a percentage of annual revenues decreased by about 3.8% in 2010 as compared with 2009. The decrease in cost of goods sold was primarily driven by an increase in selling price of our online consumer products as the relatively new business has reached to a mature stage. The dollar amount of the costs of goods sold increased mainly because of the increase in total sales.

Operating Expenses

Our operating expenses, which consist of payroll, goodwill impairment loss and other general and administrative expenses, increased by $1,236,097 or 20.9% in the 2010 fiscal year compared to the 2009 fiscal year. The increase was due to a goodwill impairment loss of $446,543 or 7.6% . A goodwill impairment test was conducted using three scenarios compared to the implied fair value of the reporting unit Shenzhen Caina’s goodwill with its carrying amount of that goodwill. The company’s evaluation of goodwill completed during the year resulted in an impairment loss of $446,543. (refer to Note 2 under Goodwill). The other 13% of the increase in operating expenses was mainly due to the fact that we hired additional employees and paid more commissions for our online consumer products selling business.

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

We incurred income taxes of $56,950 and $27,328 in 2010 and 2009, respectively, or an increase of 108.4% . The increase in income tax expense was the result of a catch-up payment of $29,000 of tax liability from 2009 by Shenzhen Caina to the Chinese tax authority.

Net income attributable to China Marketing Media Holdings, Inc. (profit after taxes)

We earned net income of $4,310,264 in fiscal year 2010. This is an increase of $2,804,490 or approximately 186.2% from the net income of $1,505,774 in fiscal year 2009. The increase was mainly due to the expansion of online consumer products sales.

Liquidity and Capital Resources

As of December 31, 2010, we had cash and cash equivalents of approximately $7.18 million. We had no bank loans during the period. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Fiscal Years Ended
	December 31,
	2010	2009
Net cash provided by (used in) operating activities	$3,611,065	$(480,937)
Net cash provided by (used in) investing activities	(2,218,610)	4,718,816
Net cash provided by (used in) financing activities	-	(849,398)
Net cash inflow	1,631,018	3,385,522

Operating Activities:

Net cash used in operating activities was approximately $3.61 million in fiscal year ended December 31, 2010, which is an increase of approximately $4.09 million from approximately $(0.48) million net cash provided by operating activities in fiscal year ended December 31, 2009. Such increase of net cash provided by operating activities was primarily attributable to an increase in income from continuing operations.

Investing Activities:

Our main uses of cash for investing activities are payments relating to the acquisition of property, plant and equipment.

Net cash provided by investing activities was approximately $(2.22) million in fiscal year 2010, a decrease of approximately $6.94 million from approximately $4.72 million net cash used in operating activities in fiscal year 2009. Such decrease of net cash provided by investing activities was primarily attributable to a $5.97 million refund from investment deposit to us after we terminated the operating and management agreement with Shanghai Longcom Telecom Co. Ltd in the first quarter of 2009.

Financing Activities

There was no net cash used in financing activities for the fiscal year ended December 31, 2010 as compared to approximately $(0.85) million used in financing activities in fiscal year 2009. The difference was mainly attributable to repayment of related party payables in 2009.

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

Currency Fluctuations

Our operating subsidiaries are located in China. All expenses of the subsidiary and revenue received from customers are incurred in China denominated in RMB as the functional currency. Based on Chinese government regulation, all foreign currencies under the category of current accounts are allowed to be freely exchanged with hard currencies. During the past years of operation through July of 2005, there were no significant changes in exchange rates. On July 21, 2005, the Chinese government changed its foreign currency exchange policy from a fixed RMB/USD exchange rate into a flexible rate under the control of the Chinese government. From August 2005 through December 2010, the value of RMB against US dollars appreciated by 18.52%, from RMB 8.1/ $1 to RMB 6.6/ $1.

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

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU will have a material impact on its consolidated financial statements.

In July 2010, the FASB issued Accounting Standards Update 2010-20 which amends “Receivables” (Topic 310). ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. While ASU 2010-20 will not have a material impact on our consolidated financial statements, we expect that it will expand our disclosures related to Loans receivable.

In December 2010, the FASB issued Accounting Standards Update 2010-28 which amend “Intangibles- Goodwill and Other” (Topic 350). The ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting entities, they are required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. An entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance in Topic 350, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update 2010-29 which addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations (Topic 805). This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact of this ASU and expects the adoption of this ASU will have an impact on its future business combinations.

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The full text of our audited consolidated financial statements as of December 31, 2010 and 2009 begins on page F-1 of this annual report.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.        CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Certifying Officers have concluded that, because of the deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2010. The details of the management analysis are provided below.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal controls over financial reporting as of December 31, 2010 were not effective in some areas. During our assessment, management identified the significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) the absence of an Audit Committee.

Because the knowledge of our current accounting department staff of the U.S. GAAP and related internal control procedures is limited, our management has determined that they require additional training and assistance in U.S. GAAP matters. Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions. Finally, management determined that the lack of a stand alone Audit Committee of the Board also contributes to insufficient oversight of our accounting and audit functions.

In order to correct the foregoing significant deficiencies, we have taken and/or continue to work on the following remediation measures:

  We are in the process of (i) arranging necessary training for our accounting department staff and (ii) enageing external professional accounting or consulting firm(s) to assist us in the preparation of the US GAAP accounts. We intend to complete these steps no later than June 30, 2011;

  We continue to search for qualified personnel. As of the end of this fiscal period, we estimate that we additionally require at least one individual to bolster our internal audit function. However, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the PRC, in general, and in the province where the Company maintains its operations, we were not able to hire such additional personnel in a timely fashion before the end of our reporting period. We will continue our search for such personnel with assistance form recruiters and through referrals and intend to complete this process no later than March 31, 2011;

  We have allocated significant financial and human resources to strengthen the internal control structure. We have been actively working with external consultants to assess our data collection, financial reporting, and control procedures and to strengthen our internal controls over financial reporting; and

  We have and continue to search for suitable candidates to serve as independent directors on our Board of Director and on the Audit (or other standing committee thereof) Committee, who are financially literate, and to contain at least one member who is a “financial expert” as that term is defined in the SCE’s rules. We intend to have our Audit Committee to meet at least once every quarter, prior to the release of that periods’ financial statements, to, among other things, discuss, with management and our independent auditors, prior to the release of each periods’ financial statements, the financial statements themselves, significant accounting policies and estimates, our internal controls, and the scope and findings of the work performed by our independent auditor in its audit or review of the financial statements. We estimate that we need to at lease two additional directors that meet the independence requirements and intend to complete this search in the near future.

We believe that the foregoing steps will remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in internal control over financial reporting

As described above, during the fourth quarter of the fiscal year ended December 31, 2010, we have taken certain remediation measures that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In order to remediate this weakness, we are increasing the number of our accounting staff and professionals. Until we are able to hire professionals to help the Company implement a more efficient internal control system to remediate this weakness, management chose to address the above-described weakness frequently to its staff.

ITEM 9B.         OTHER INFORMATION.

None.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the name, age and position of each of our current executive officers and directors:

Name	Age	Position
Yingsheng Li	53	President, Chief Executive Officer and Chairman
Bin Li	49	Executive Director
Xiaofeng Ding	42	Director
Dongsheng Ren	39	Director
Wengao Luo	37	Chief Operating Officer
Zhen Zhen Peri	55	Chief Financial Officer

Yingsheng Li has been our Chief Executive Officer, President and Chairman since December 31, 2005. Mr. Li has more than 15 years of experience in Magazine Publishing and has worked in various positions, including Senior Editor, Chief Editor and Chief Marketing Correspondent. Mr. Li was awarded one of the top ten publishers by the Henan Provincial Government in 2002. Mr. Li’s substantial experience in the publishing industry and his day to day leadership of the Company provides him with intimate knowledge of our business and operations. Mr. Li holds a Bachelor’s degree in Commerce and a postgraduate degree in Economics from Zhengzhou University.

Xiaofeng Ding has been our Director and the Senior Manager of our publishing house since December 31, 2005. Mr. Ding has been working for the organization for more than 10 years and became the distribution manager of CMO in 2000. Mr. Ding handles negotiations for distribution contracts and plays a major role in maintaining and establishing relationships with the advertising agencies. Mr. Ding has brought to the company extensive publishing experience and keeps up to date with industry information and finds potential business opportunities for the company. Mr. Ding graduated from He Fei Industry University of China with a Bachelor’s degree in Material Science and Engineering and a Master’s degree in National Economics at Zhengzhou University.

Dongsheng Ren has been our Director since December 2005. Prior to joining the Company in March 2003, Mr. Ren held a General Manger position at Bank of Nanfang. Mr. Ren has more than 7 years of experience in asset management and investment banking. He received a bachelor’s degree in Electronic Engineering and a Master’s degree in International Economics from Xi’an Jiao Tong University in 1993 and 1996, respectively.

Bin Li has been our Executive Director since December 31, 2005. Mr. Li worked as the Vice President of Henan Huayan Corporation from 1996 to 2000. Under the leadership of Mr. Li, the company launched a new business of online marketing and sales of consumer products and built an internet/online publishing and advertisement platform. The new platform has brought measurable revenue and net income for the company. Mr. Li received his PhD in Management in 2004 from the School of Management of Xi’an Jiao Tong University.

Wengao Luo has been our Chief Operating officer since September 6, 2010. Mr. Luo has 10 years of employment with CMKM in various positions, including Manager in the Beijing office, as well as Chief Editor and General Manager of “Channel Edition.” Mr. Luo has contributed his editing and publishing experience to CMKM and has been a great asset for the Company ever since. Mr. Luo has a Bachelor’s degree in Management from Xi’an Jiao Tong University and an MBA form China People University.

Zhen Zhen Peri joined the Company in July 2010 and has served as Chief Financial Officer since September 6, 2010. Mrs. Peri has more than 20 years of financial reporting experience in both private and public held companies in the United States. Mrs. Peri worked as a Senior Accountant at Thrifty Oil Company from 1995 to 1997; Senior Cost Accountant at CTX Int’l from 1997 to 1999; Tax and Fixed Assets Analyst at Avery Dennison Corporation from 1999 to 2003; Assistant Controller at California Expanded Metal from 2003 to 2005; and Accounting Manager at the Hill Phoenix division of Dover Corporation from 2005 to 2009, where she also served on the Internal Control Committee. Mrs. Peri holds a Bachelor of Science in Business degree from California State University, Fresno with a major in Accounting.

There are no agreements or understandings for any of our executive officers or director to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Directors are elected until their successors are duly elected and qualified.

Board Composition and Committees

The board of directors is currently composed of four members, Yingsheng Li, Xiaofeng Ding, Dongsheng Ren and Bin Li, none of whom is independent for the purposes of the federal securities law. All board action requires the approval of a majority of the directors in attendance at a meeting at which a quorum is present. We may increase the size of our board of directors in the future but have not determined the approximate time to take such action. Notwithstanding the fact that the Company’s securities are not listed on a U.S. securities stock exchange, the Board has determined to adhere to the “independence” standards set forth in the Nasdaq Stock Market.

We currently do not have standing audit, nominating or compensation committees. Our board of directors handles the functions that would otherwise be handled by each of the committees. We intend, however, to establish an audit committee, a nominating committee and a compensation committee of the board of directors as soon as practicable.

Our board of directors has not made a determination as to whether any member of our board can fulfill the functions of an Audit Committee financial expert. Upon the establishment of an audit committee, the board will determine whether any of the directors qualify as an audit committee financial expert.

Family Relationships

Except as described below, there are no family relationships among our directors or officers:

Mr. Bin Li, our Executive Director is the brother of our Chief Executive Officer, Mr. Yingsheng Li.

Involvement in Certain Legal Proceedings

There were no material changes to the procedures by which shareholders may recommend nominees to the Board since the Company’s last disclosure of such policies.

No director or officer of the Company has, during the last 10 years, has been subject to or involved in any legal proceedings described under Item 401(f) of Regulation S-K, been convicted of any criminal proceeding (excluding traffic violations or similar misdemeanors), or been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to, United States federal or state securities laws or finding any violations with respect to such laws.

Section 16(a) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC and written representations of our directors and executive officers, we believe that all persons subject to reporting (except Forms 3 for Zhen Zhen Peri and Wengao Luo were inadvertently filed late and has been filed as of the date hereof) filed the required reports on time in the 2010 fiscal year.

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

ITEM 11.           EXECUTIVE COMPENSATION

Summary Compensation Table – 2010 and 2009

The following summary compensation table sets forth the aggregate compensation we paid or accrued to Yingsheng Li, our Chief Executive Officer and Chairman, Bin Li, our Executive Director and Zhen Zhen Peri, our Chief Financial Officer for services rendered in all capacities during the fiscal years 2010 and 2009. No other executive officers received total compensation in excess of $100,000 in either year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)(1)
Yingsheng Li, Chief Executive Officer and Chairman	2010	19,964	3,181	23,145
	2009	14,470	7,588	22,058
Bin Li, Executive Director	2010	35,821	-	35,821
	2009	29,411	-	29,411
Zhen Zhen Peri, Chief Financial Officer	2010	35,821	1,866	37,687

(1) The compensations of Mr. Yingsheng Li, Mr. Bin Li and Ms. Zhen Zhen Peri were paid by the Company in RMB. The dollar amounts in the above table were calculated on the base that $1= RMB 6.8 and $1= RMB 6.7 for years 2009 and 2010, respectively.

Employment Agreements

We entered into an employment agreement with Mr. Yingsheng Li, our named executive officer. This agreement was signed on March 26, 2009 for a two-year term ending April 1, 2011. We expect that this agreement will be automatically renewed for an additional year by the parties upon its expiration. Under the terms of the agreement, as renewed, we are obligated to pay Mr. Li a monthly salary of RMB 8,079 (approximately $1,664). This agreement does not include the termination or severance provisions.

We entered into an employment agreement with our Executive Director, Bin Li, on March 1, 2004. This agreement was renewed on March 26, 2010 for a one-year term ending April 1, 2011. We expect that this agreement will be automatically renewed for an additional year by the parties upon its expiration. Under the terms of the agreement, as renewed, we are obligated to pay Mr. Li a monthly salary of RMB 20,000 (approximately $2,985). This agreement does not include the termination or severance provisions.

We entered into an employment agreement with Mr. Wengao Luo, our Chief Operating officer. This agreement was signed on March 26, 2010 for a two-year term ending March 25, 2012. We expect that this agreement will be automatically renewed for an additional year by the parties upon its expiration. Under the terms of the agreement, as renewed, we are obligated to pay Mr. Luo a monthly salary of RMB 10,000 (approximately $1,493). This agreement does not include the termination or severance provisions.

We entered into an employment agreement with Ms. Zhen Zhen Peri, our Chief Financial Officer. This agreement was signed on July 19, 2010 for a one-year term ending July 18, 2011. We expect that this agreement will be automatically renewed for an additional year by the parties upon its expiration. Under the terms of the agreement, as renewed, we are obligated to pay Ms. Zhen Zhen Peri a monthly salary of RMB 20,000 (approximately $2,985). This agreement does not include the termination or severance provisions.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives, during the fiscal year ended December 31, 2010.

Director Compensation

The following table provides information on the compensation paid by us to our directors for the fiscal years ended on December 31, 2010 only. Bonus compensation that Mr. Yingsheng Li, our Chairman and Chief Executive Officer, received for his services as a director is reflected in the summary compensation table above.

Name	Year	Fees earned or paid in Cash	Total
		($)	($)(1)

Xiaofeng Ding	2010	- -	- -
Dongsheng Ren	2010	- -	- -
Bin Li	2010	$35,821	$35,821

(1) Each of the persons listed in the above table received compensation from the Company in RMB. The dollar amounts in the above table were calculated on the base that $1= RMB 6.8 and $1= RMB 6.7 for years 2009 and 2010, respectively.

During 2010 and 2009, we did not pay our directors retainer fees or fees for attending meetings of our board of directors, but we do reimburse directors for reasonable travel expenses related to attendance at board meetings. In the future, we may adopt a policy of paying independent directors a fee for their attendance at board and committee meetings. No stock or stock options or other equity incentives were awarded to our directors during the fiscal year ended December 31, 2010. We do not have non-equity incentive or a deferred compensation plan that our directors may participate in.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 23, 2010 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as to such shares. No person listed below has any options, warrants or other rights to acquire additional securities of the Company except as may be otherwise noted.

Address of each of the persons set forth below is in care of China Marketing Media Holdings, Inc. RMA 901, KunTai International Mansion, No. 12 Chaowai Street, Beijing, 100020, China.

Name of Beneficial Owner	Office	Amount of Beneficial Ownership	Percent of Class
Yingsheng Li	President, Chief Executive Officer, and Chairman	9,198,271	32.07%
Xiaofeng Ding	Director	147,172	0.51%
Dongsheng Ren	Director	5,535,316	3.13%
Bin Li	Executive Director	0	*
Wengao Luo	Chief Operating Officer	238,197	0.83%
All officers and directors as a group (5 persons named above)		15,118,956	36.54%

* Less than 1%

1Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

2A total of 28,686,002 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 23, 2011. For each beneficial owner above, any options or warrants exercisable within 60 days have been included in the denominator.

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

Our Chief Executive Officer, Yingsheng Li, and our director, Xiaofeng Ding are also executive officers and/or directors of Sale and Marketing Publishing House (“CMO”). We are parties to the Operation and Management Right Agreement with CMO. This agreement is material to the operation of our business. Under this agreement, from November 1, 2003 to October 31, 2013, our subsidiary, Shenzhen Media, is obligated to market the magazines, sell the magazines and advertising space, provide strategic planning for the magazines, and train the professional staff of CMO. Under the terms of the contract, Shenzhen Media bears all of the operating costs relating to the publishing of the magazines and is entitled to all revenues generated from selling the magazines and its advertising space.

Except as set forth in our discussion above, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Director Independence

Notwithstanding the fact that the Company’s securities are not listed on a U.S. securities stock exchange, the Board has determined to adhere to the “independence” standards set forth in the Nasdaq Marketplace Rules. Under the foregoing standards, the Board determined that none of our current director meets “independence” requirements. The Company will seek to add members to its Board and the Board committees (once they are established) as soon as practicable.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to the Company by our independent auditor, Child Van Wagoner & Bradshaw, PLLC, for professional services rendered for the fiscal years ended December 31, 2010 and 2009:

	2010	2009

Audit fees(1)	$155,000	$130,000
Audit-related fees(2)	183	0
Tax fees(3)	10,500	10,500
All other fees	0	0
Total	$165,683	$140,500

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit and non-audit services performed by Child Van Wagoner & Bradshaw, PLLC for our consolidated financial statements as of and for the year ended December 31, 2010.

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

(a)	The following documents are filed as part of this report:

	(1)	Financial Statement are set forth beginning on page F-1 of the Report

		•	Report of Independent Registered Public Accounting Firm	F-2

		•	Consolidated Balance Sheets	F-3

		•	Consolidated Statement of Operations	F-4 - 5

		•	Consolidated Statement of Cash Flows	F-6 - 7

		•	Consolidated Statement of Stockholders’ Equity	F-8

		•	Notes to Consolidated Statements	F-9 - F-25

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

21	List of Subsidiaries of the Registrant*

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*

31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*

32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

**	Represents management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Marketing Media Holdings, Inc.

By: /s/Yingsheng Li
Yingsheng Li
Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2011

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

Signature	Capacity	Date

/s/ Yingsheng Li	President, Chief Executive Officer and	March 31, 2011
Yingsheng Li	Chairman

/s/ Xiaofeng Ding	Director	March 31, 2011
Xiaofeng Ding

/s/ Dongsheng Ren	Director	March 31, 2011
Dongsheng Ren

/s/ Bin Li	Executive Director	March 31, 2011
Bin Li

/s/ Wengao Luo	Chief Operating Officer	March 31, 2011
Wengao Luo

/s/ Zhen Zhen Peri	Chief Financial Officer (Principal Financial and	March 31, 2011
Zhen Zhen Peri	Accounting Officer)

CHINA MARKETING MEDIA HOLDINGS, INC.

Consolidated Financial Statements
For The Years Ended December 31, 2010 and 2009

CHINA MARKETING MEDIA HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

China Marketing Media Holdings, Inc.
Beijing, China

We have audited the accompanying consolidated balance sheets of China Marketing Media Holdings, Inc. (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income, cash flows, and changes in equity for the years ended December 31, 2010 and 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Marketing Media Holdings, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
March 31, 2011

CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

	As of December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$7,177,767	$5,546,749
Accounts receivable	2,295,022	2,780,489
Prepaid expenses	3,846,569	578,652
Inventory	653,857	279,807

Total current assets	13,973,215	9,185,697

Non-current assets:
Loan receivable	-	1,170,070
Long-term investments	2,716,212	456,180
Related party receivables – affiliates	3,020,402	2,685,944
Related party receivables	366,133	354,063
Other receivable	828,181	489,356
Investment held to maturity	907,468	-
Goodwill	382,345	812,465
Property, plant and equipment	1,824,157	1,765,843
Less: accumulated depreciation	(667,574)	(510,772)
License agreement	1,533,373	1,482,823
Less: accumulated amortization	(1,077,588)	(883,746)

Total non-current assets	9,833,109	7,822,226

TOTAL ASSETS	$23,806,324	$17,007,923

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$828,692	$152,104
Accrued expenses and levies	153,582	90,117
Deferred revenues	1,113,735	342,126
Taxes payable	197,433	91,770
Other payable	521,480	375,000

Total current liabilities	2,814,922	1,051,117

Long-term liabilities:
Deferred tax liability	28,329	-

Total liabilities	2,843,251	1,051,117

Commitments and contingencies

Equity:
China Marketing Media Holdings, Inc. stockholders’ equity:
Common stock, no par value, 100,000,000 shares authorized, 28,686,002 shares issued and outstanding, respectively	1,112,546	1,112,546
Additional paid-in capital	165,000	165,000
Retained earnings	17,070,517	12,760,253
Accumulated other comprehensive income	2,615,010	1,947,349
Total China Marketing Media Holdings, Inc. stockholders’ equity	20,963,073	15,985,148
Non-controlling interests	-	(28,342)
Total equity	20,963,073	15,956,806

TOTAL LIABILITIES AND EQUITY	$23,806,324	$17,007,923

See accompanying notes to consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2010	2009
Revenue, net
Magazine advertising	$14,407,940	$9,488,579
Consumer products	20,563,361	15,411,781
Total operating revenue, net	34,971,301	24,900,360

Cost of revenue
Magazine advertising	3,634,990	3,151,729
Consumer products	19,839,929	14,500,327
Total cost of revenue	23,474,919	17,652,056

Gross profit	11,496,382	7,248,304

Operating expenses:
Impairment loss on goodwill	446,543	-
General and administrative	6,707,491	5,917,937
Total operating expenses	7,154,034	5,917,937

Income from operations	4,342,348	1,330,367

Other income (expense):
Interest income	112,440	55,767
Interest expense	(78,631)	-
Investment loss (equity method)	(42,256)	(55,369)
Subsidy income	40,586	140,028
Other income	453	-
Total other income	32,592	140,426

Income from continuing operations before income taxes	4,374,940	1,470,793

Income tax expense	(56,950)	(27,328)

Income from continuing operations, net of tax	4,317,990	1,443,465

Discontinued operations, net of tax	20,616	-

NET INCOME	$4,338,606	$1,443,465

(Subtract) add: net (income) loss attributable to non-controlling interests	(28,342)	62,309

Net income attributable to China Marketing Media Holdings, Inc.	$4,310,264	$1,505,774

Earnings per share – basic and diluted:
Income from continuing operations attributable to China Marketing Media Holdings, Inc. common stockholders	$0.15	$0.05
Discontinued operations attributable to China Marketing Media Holdings, Inc. common stockholders	0.00	-
Net income attributable to China Marketing Media Holdings, Inc. common stockholders	$0.15	$0.05

Weighted average common stock outstanding – basic and diluted	28,686,002	28,686,002

See accompanying notes to consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2010	2009

NET INCOME	$4,338,606	$1,443,465
Other comprehensive income:
- Foreign currency translation gain	667,661	42,210

COMPREHENSIVE INCOME	$5,006,267	$1,485,675

Comprehensive income (loss) attributable to non-controlling interests	$28,342	$(62,309)
Comprehensive income attributable to China Marketing Media Holdings, Inc.	$4,977,925	$1,547,984

See accompanying notes to consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2010	2009
Cash flows from operating activities:
Net income	$4,338,606	$1,443,465
Net (income) from discontinued operations	(20,616)	-
Net income from continuing operations	4,317,990	1,443,465
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Amortization and depreciation	332,251	316,947
Loss on disposal of property, plant and equipment	11,129	-
Investment loss (equity method)	35,691	55,369
Impairment loss on goodwill	446,543	-
Changes in operating assets and liabilities:
Accounts receivable	565,965	(2,671,113)
Prepaid expenses	(3,168,193)	(431,055)
Inventory	(355,534)	142,643
Other receivable	(314,348)	(298,283)
Due from major sales agents	-	717,466
Accounts payable and accrued expenses	713,773	(223,162)
Deferred revenues	741,230	156,005
Taxes payable	100,009	74,903
Other payable	166,615	235,878
Deferred tax liability	27,632	-

Net cash provided by (used in) operating activities – continuing operations	3,620,753	(480,937)
Net cash used in discontinued operations	(9,688)	-

Net cash provided by (used in) operating activities	3,611,065	(480,937)

Cash flows from investing activities:
Purchase of property, plant and equipment	(47,610)	(57,396)
Purchase of intangible assets	-	(11,184)
Receipt of loan advances from a third party	1,180,159	-
Payment on loan advances to a third party	-	(1,169,440)
Refund from investment deposit	-	5,978,763
Purchase of investments	(2,216,337)	(21,927)
Purchase of investment held to maturity	(885,119)	-
Related party receivables - affiliates	(245,467)	-

Net cash (used in) provided by investing activities – continuing operations	(2,214,374)	4,718,816
Net cash used in discontinued operations	(4,236)	-

Net cash (used in) provided by investing activities	(2,218,610)	4,718,816

See accompanying notes to consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2010	2009
Cash flows from financing activities:
Repayment of related party payables	-	(849,398)
Net cash used in financing activities – continuing operations	-	(849,398)
Net cash used in discontinued operations	-	-
Net cash used in financing activities	-	(849,398)
Effect of exchange rate changes in cash and cash equivalents	238,563	(2,959)
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,631,018	3,385,522
BEGINNING OF YEAR	5,546,749	2,161,227
END OF YEAR	$7,177,767	$5,546,749
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$26,881	$25,987
Cash paid for interest	$-	$125,704

See accompanying notes to consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

	Stockholders’ equity
					Accumulated
					other
	Common stock		Retained	Additional	comprehensive	Non-controlling	Total
	No. of shares	Amount	earnings	paid-in capital	income	interest	equity
Balance at January 1, 2009	28,686,002	$1,112,546	$11,254,479	$165,000	$1,905,139	$33,967	$14,471,131
Net income (loss) for the year	-	-	1,505,774	-	-	(62,309)	1,443,465
Foreign currency translation adjustment	-	-	-	-	42,210	-	42,210
Balance as of December 31, 2009	28,686,002	$1,112,546	$12,760,253	165,000	1,947,349	(28,342)	15,956,806
Net income for the year	-	-	4,310,264	-	-	28,342	4,338,606
Foreign currency translation adjustment	-	-	-	-	667,661	-	667,661
Balance as of December 31, 2010	28,686,002	$1,112,546	$17,070,517	$165,000	$2,615,010	$-	$20,963,073

See accompanying notes to consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

1.	ORGANIZATION AND BUSINESS BACKGROUND

China Marketing Media Holdings, Inc. ("China Marketing", “CMKM” or the "Company") was incorporated under the laws of the State of Texas on October 29, 1999.

The Company engages in the sale of its magazines and advertising space within its magazines, which are sold throughout China; and provides consulting services to clients concerning advertising and marketing matters. The Company also conducts online sales of electronic products through Shenzhen Media Investment Co., Ltd. ("Shenzhen Media").

Recapitalization and restructuring

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

According to an agreement, dated March 7, 2005, Shenzhen New Media acquired 100% of Shenzhen Media, an entity controlled by six common owners of Media Challenge. Shenzhen Media was formed on October 22, 2003, under the laws of the PRC. China Marketing completed the acquisition of Shenzhen Media on December 21, 2005, and Shenzhen Media is now a wholly-owned subsidiary of Shenzhen New Media. The transaction was accounted for as a transfer of entities under common control.

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

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

On August 2, 2008, Shenzhen Media sold 42% ownership of BJOC to Shanghai Cheng Mei Biotechnology Co., Ltd. ("Shanghai Cheng Mei") for a cash price of $141,831 (equivalent to RMB 987,461). After the sale, Shenzhen Media owns 10% of BJOC.

On March 18, 2010, the Company’s 51%-owned subsidiary, SZNT, discontinued its operations and applied for liquidation process with the local government. The liquidation process was completed and finalized on August 27, 2010.

The consolidated entity is hereafter referred to as "the Company".

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

Basis of consolidation

The consolidated financial statements reflect the consolidated operations of CMKM and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

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

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Expected useful life	Residual value
Buildings	20 years	5%
Motor vehicles	5 years	5%
Furniture and equipment	5 years	5%
Computer equipment	5 years	5%

Expenditure for maintenance and repairs is expensed as incurred. The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations.

	As of December 31,
	2010	2009

Buildings	$1,114,923	$1,078,168
Motor vehicles	356,669	328,074
Furniture and equipment	136,685	158,059
Computer equipment	215,880	201,542
	1,824,157	1,765,843
Less: accumulated depreciation	(667,574)	(510,772)

Property, plant and equipment, net	$1,156,583	$1,255,071

Depreciation expense for the years ended December 31, 2010 and 2009 was $172,640 and $174,746, respectively.

Long-lived assets of the Company are reviewed annually to assess whether the carrying value has become impaired according to the guidelines established in the Accounting Standards Codification ("ASC") Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”. No impairment of assets was recorded during the years reported.

Goodwill

The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company’s evaluation of goodwill completed during the year resulted in an impairment loss of $446,543.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

Intangible assets

In accordance with ASC Topic 350-50, “General Intangibles Other Than Goodwill”, goodwill amounts are not amortized, but rather are tested for impairment at least annually. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives, which is the ten years of the "license agreement." The carrying amount of the asset is reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. No intangible asset impairment charges are deemed necessary for the years ended December 31, 2010 and 2009.

Amortization expense of the license agreement included in cost of revenue for the years ended December 31, 2010 and 2009 was $159,611 and $142,201, respectively.

As of December 31, 2010, estimated future annual amortization expense related to the license agreement in the next three years is as follows:

Years ending December 31:
2011	$151,928
2012	151,928
2013	151,929

Total:	$455,785

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

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

Balance as of December 31, 2005	$78,555
Investment loss (48%)	(41,835)
Advances made to SKTC	166,031
Balance as of December 31, 2006	202,751
Investment loss (48%)	(49,916)
Advances made to SKTC	217,541
Balance as of December 31, 2007	370,376
Investment loss (48%)	(47,908)
Advances made to SKTC	22,123
Balance as of December 31, 2008	344,591
Investment loss (48%)	(33,455)
Advances made to SKTC	71,915
Balance as of December 31, 2009	383,051
Investment loss (48%)	(2,527)
Advances made to SKTC	21,331
Balance as of December 31, 2010	$401,855

(b)	Shanghai Qiyu Information Technology Co., Limited (“SQIT”)

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

On August 2, 2008, the Company’s subsidiary, Shenzhen Media, sold 42% ownership of BJOC to Shanghai Cheng Mei Biotechnology Co., Ltd. ("Shanghai Cheng Mei") for a cash consideration of $141,831 (equivalent to RMB 987,461). As of December 31, 2010, the Company, through Shenzhen Media owns the remaining 10% of BJOC amounting to $75,622 and records this investment using the cost method.

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

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

Purchases of investment	$2,268,671
Investment loss (30%)	(95,156)
Balance as of December 31, 2010	$2,173,515

(e)	Beijing Guangrun Lingzhi International Advertising Co. Ltd. (“BJGL”)

BJGL was incorporated in China in November 2010 and is mainly engaged in providing advertising services. The Company, through Beijing Media, holds 40% of the equity interest of BJGL and one corporate shareholder, Highlight Consulting Co., Ltd., and two individual shareholders, Tianyou Cai and Tieying Luo, own the remaining 40%, 10% and 10% equity interest of BJGL, respectively and accounts for the investment using the equity method.

Purchases of investment	$3,630
Investment loss (40%)	(84)
Balance as of December 31, 2010	$3,546

(f)	Beijing Kang Pusen Media Consultation Planning Co., Ltd. (“BJKP”)

BJKP was incorporated in China in March 2008 and is mainly engaged in providing sales training services. The Company, through Shenzhen New Media, holds 20% of the equity interest of BJKP and four individual shareholders, Xiaofang Wang, Yi Rong, Qiang Zhao and Lijie Wang, own the remaining 50%, 10%, 10% and 10% equity interest of BJKP, respectively and accounts for the investment using the equity method.

Purchases of investment	$-
Investment loss (20%)	61,674
Balance as of December 31, 2010	$61,674

Investment held to maturity

Investment in unit trusts in the PRC, which the Company has the intent and ability to hold to maturity are reported at amortized cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

Non-controlling interest

Non-controlling interest represents non-controlling owners 49% of equity in SZNT for the years ended December 31, 2010 and 2009. SZNT discontinued its operations and applied for liquidation process with the local government. The liquidation process was completed and finalized on August 27, 2010.

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

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

The Company recognizes revenues for the advertising sales and consulting service ratably over the periods when the customer's advertisements are published and services are provided. Total revenue from the advertising sales is $9,376,304 and $4,504,651 for the years ended December 31, 2010 and 2009, respectively. Total revenue from marketing consulting service is $3,384,896 and $3,344,962 for the years ended December 31, 2010 and 2009, respectively.

The Company recognizes revenue from the publishing of the above magazines when the risks and rewards of ownership of the goods have transferred to the customer, which is usually on delivery or when title passes. Total revenue from the publishing business is $1,646,740 and $1,638,966 for years ended December 31, 2010 and 2009, respectively.

(b)	Consumer products

Since the fourth quarter of 2008, the Company commenced the business line of selling consumer products on the internet portal www.ipinipin.com, which attributed $20,563,361 and $15,411,781 of revenue for the years ended December 31, 2010 and 2009, respectively.

The Company derives the major revenues from the trading of consumer products. The Company recognizes its revenues net of value-added taxes (“VAT”) when the products are delivered to the customers, which occurs when the customer has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable and collectibility is reasonably assured.

An analysis of the Company’s revenues by products is as follows:

	Years ended December 31,
	2010	2009
Magazine advertising:
Advertising pages sales	$9,376,304	$4,504,651
Marketing consulting service	3,384,896	3,344,962
Publishing	1,646,740	1,638,966
Total magazine advertising	14,407,940	9,488,579
Consumer products	20,563,361	15,411,781

Total revenue	$34,971,301	$24,900,360

Cost of revenue

(a)	Magazine advertising

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

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

Second, order distribution involves requests made by a subscriber to us for a single or multiple issues of magazines that do not involve an ongoing subscription. Upon receipt of order requests and payment, we deliver the ordered issues to the address requested by the subscriber. Returns are not permitted for magazines sold through direct request subscription.

Third, agency distribution involves delivery of our magazines to sales agents who in turn distribute the magazines to retail agents at various locations throughout China. The Company granted sales agents a two-month return privilege. Average return rate for the years ended December 31, 2010 and 2009 was 17% and 11%, respectively.

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

Cost of revenue consists primarily of purchase cost of consumer products, direct labor and other overheads, which are directly attributable to the sale of consumer products. Shipping and handling cost, associated with the delivery of consumer products to the customers, are recorded in cost of revenue and are recognized when the related product is delivered to the customer.

Advertising expenses

Advertising costs are expensed as incurred under ASC Topic 720-35, “Advertising Costs”. The Company incurred advertising costs of $85,659 and $57,180 for the years ended December 31, 2010 and 2009.

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

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2010	2009
Numerator for basic and diluted EPS
Income from continuing operations attributable to China Marketing Media Holdings, Inc. common stockholders	$4,317,990	$1,505,774
Discontinued operations attributable to China Marketing Media Holdings, Inc. common stockholders	(7,726)	-
Net income attributable to China Marketing Media Holdings, Inc. common stockholders	$4,310,264	$1,505,774

Denominator for basic and diluted EPS
- Weighted average shares of common stock outstanding	28,686,002	28,686,002

Earnings per share – basic and diluted
Income from continuing operations attributable to China Marketing Media Holdings, Inc. common stockholders	$0.15	$0.05
Discontinued operations attributable to China Marketing Media Holdings, Inc. common stockholders	$0.00	$-
Net income attributable to China Marketing Media Holdings, Inc. common stockholders	$0.15	$0.05

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

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

For the years ended December 31, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2010, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the consolidated statements of operation and comprehensive income as and when the related employee service is provided.

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

Fair value of financial instruments

The Company adopts ASC Topic 825, “Financial Instruments” to make disclosures about fair value of financial instruments. The carrying value of the Company’s financial instruments include cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued expenses and levies, deferred revenues, taxes payable and other payables. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature. The fair value of related party receivables is not determinable due to its related party nature.

Investment held to maturity is determined using Level 2, which is carried at fair value, with quoted prices in markets that are not active, determined by the financial institution who sold the unit trust.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in  measuring fair value as follows:

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

  Level 1 : Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

  Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

  Level 3 : Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

3.	DISCONTINUED OPERATIONS

On March 18, 2010, the Company’s 51%-owned subsidiary, SZNT discontinued its operations and applied for liquidation process with the local government. The liquidation process was completed and finalized on August 27, 2010.

No revenues were generated from the discontinued operations for the years ended December 31, 2010 and 2009. The results of operations were reclassified as loss from discontinued operations in the consolidated statements of operations for the years presented.

4.	PREPAID EXPENSES

Prepaid expenses consist primarily of prepayments made to an unrelated company in advance for financial and legal consultation services to be rendered. As of December 31, 2010 and 2009, prepaid expenses consist of the following:

	As of December 31,
	2010	2009

Prepayments for financial and legal consultation services	$490,774	$578,652
Prepaid operating expense	3,355,795	-

	$3,846,569	$578,652

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

The Company launched the new business called Easy Buy in June 2010, but not until the 4th quarter of 2010, did the big orders for the Pens (IP-OIT) start to arrive, so the Company had to place the large orders to satisfy the demand. 77% of the prepaid operating expense was for purchasing the Pens and the remaining balance was for other advances to suppliers.

5.	LOAN RECEIVABLE

In 2009, the Company, through Shenzhen New Media, entered into a loan and investment option agreement (“the Agreement”) with Beijing Kang Pusen Management Consultants Co., Ltd (“Kang Pusen”). Kang Pusen is mainly engaged in sales training services in the PRC.

Under the Agreement, the Company provides a loan advance of $1,170,070 (equivalent to RMB8,000,000) to Kang Pusen, which is non-interest bearing, secured by 100% equity interest of Kang Pusen and repayable by cash in full or conversion to equity, subject to the fulfillment of performance requirements in 2010 results. Based on the agreed conditions, when Kang Pusen achieves its revenue up to RMB10 million before May 2010, the loan advances at the discretion of the Company may be converted into common stock at the conversion price equal to 20% ownership in Kang Pusen. Additionally, when Kang Pusen achieves 2010 full year’s performance milestone, whereas annual revenue is RMB30 million and net income is RMB12 million, together with the profit commitment of not less than 30% annual growth in the next three years, the Company may agree to increase its equity interest in Kang Pusen up to 45%-55%, at the conversion price of not exceeding 6 times of its earnings per share. The note automatically matured on December 24, 2010 in full repayment and the Company did not exercise the conversion option.

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

As of December 31, 2010 and 2009, related party receivables represented loans receivable from CMO totaling $3,020,402 and $2,685,944, which are unsecured, and non-interest bearing. These loans have no fixed repayment schedule and are receivable on demand.

7.	RELATED PARTY RECEIVABLES

As of December 31, 2010 and 2009, related party receivables represented advances totaling $366,133 and $354,063, which are unsecured, and bear no interest. These related party receivables have no fixed repayment schedule and are receivable on demand.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

8.	INVESTMENT HELD TO MATURITY

	As of December 31,
	2010	2009
Investment in unit trust in the PRC, held to maturity:
- Maturity in 18 months with interest rate of 9% per annum	$756,223	$-
- Maturity in 24 months with interest rate of 9% per annum	151,245	-

	$907,468	$-

9.	INCOME TAXES

United States

The Company was incorporated in the United States of America and is subject to U.S. tax law. No provisions for income taxes have been made as the Company has no U. S. taxable income for the periods presented. The applicable income tax rates for the Company for the years ended December 31, 2010 and 2009 are 34%.

British Virgin Islands

The Company’s subsidiary, Media Challenge was incorporated in the British Virgin Islands and is not subject to income taxes under the current laws of the British Virgin Islands.

PRC

The Company’s subsidiaries in the PRC are currently subject to income taxes according to applicable tax laws in the PRC. The tax rates are 15% for NMA, 15% for Shenzhen New Media and Shenzhen Media and 0% for CMO. The provision for income taxes for the years ended December 31, 2010 and 2009 was $56,950 and $27,328, respectively.

Pursuant to the laws and regulations in the PRC, NMA, as a wholly-foreign-owned enterprise ("WFOE") in the PRC, is entitled to an exemption from the PRC enterprise income tax for two years commencing from its first profitable year in 2006. CMO accounts for most of the revenue during the periods presented. Other subsidiaries income tax rates range from 15% to 25%.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

(a)	Provision for income taxes

	Years ended December 31,
	2010	2009

Current income tax	$29,318	$27,328
Deferred income tax	27,632	-

Total	$56,950	$27,328

(b)	Reconciliation of effective income tax rate

	Years ended December 31,
	2010	2009

Statutory U.S. tax rate	34%	34%
Impact of foreign tax differential	(16)	(14)
Tax exemption, credits	(19)	(18)
Goodwill impairment	2	-

Effective worldwide tax rate	1%	2%

(c)	Deferred tax liabilities

	As of December 31,
	2010	2009

Expenses items	$28,329	$-

There is no material unrecognized tax benefit as of December 31, 2010 and 2009.

10.	CONCENTRATIONS AND RISK

The Company is exposed to the following concentrations of risk:

(a)	Business risk with CMO

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

For the year ended December 31, 2010, there is no single customer who accounts for 10% or more of revenues.

For the year ended December 31, 2009, one customer represents more than 10% of the Company’s revenues amounting to $2,560,948, with $490,441 of accounts receivable at that date.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

(c)	Major vendors

For the years ended December 31, 2010 and 2009, there is no single vendor who accounts for 10% or more of purchases.

(d)	Major distribution agents for the publishing business

For the years ended December 31, 2010 and 2009, approximately 47% and 26% of the Company’s sales are generated from its 4 major sales agents in the PRC, respectively. The representatives solicited advertising from the general public in their designated geographic territory.

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

The Company’s business units have been aggregated into two reportable segments: Advertising and marketing matters and online sales of consumer products. The Company, through its subsidiaries operates these segments in the PRC. All the identifiable assets of the Company are located in the PRC during the years presented.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company had no inter-segment sales for the years ended December 31, 2010 and 2009. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the years ended December 31, 2010 and 2009:

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

	Year ended December 31, 2010
	Magazine	Consumer
	advertising	products	Corporate	Total

Revenue, net	$14,407,940	$20,563,361	$-	$34,971,301
Cost of revenue	3,634,990	19,839,929	-	23,474,919
Gross profit	10,772,950	723,432	-	11,496,382
Depreciation and amortization	160,775	171,476	-	332,251
(Loss) income from continuing operations, net of tax	5,052,483	(678,311)	(56,182)	4,317,990
Discontinued operations, net of tax	20,616	-	-	20,616
Net (loss) income	5,073,099	(678,311)	(56,182)	4,338,606
Expenditure for long-lived assets	$22,345	$25,265	$-	$47,610

	Year ended December 31, 2009
	Magazine	Consumer
	advertising	products	Corporate	Total

Revenue, net	$9,488,579	$15,411,781	$-	$24,900,360
Cost of revenue	3,151,729	14,500,327	-	17,652,056
Gross profit	6,336,850	911,454	-	7,248,304
Depreciation and amortization	157,373	159,574	-	316,947
Net (loss) income	1,361,926	91,568	(10,030)	1,443,465
Expenditure for long-lived assets	$26,363	$31,033	$-	$57,396

All of the Company’s revenues were derived from customers located in the PRC.

12.	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The Company is committed to lease various office spaces under several non-cancelable operating agreements in a term ranging from 1 to 4 years, with fixed monthly rentals, expiring between December 2010 and December 2012. Costs incurred under these operating leases are recorded as rent expense and totaled approximately $315,100 and $359,880 for the years ended December 31, 2010 and 2009.

As of December 31, 2010, the Company has future minimum rent payments due under various non-cancelable operating leases in next two years, as follows:

Year ending December 31:
2011	$227,666
2012	171,955

Total:	$399,621

(b)	Contingencies

The Company has not, historically, carried any property or casualty insurance. No amounts have been accrued for any liability that could arise from the lack of insurance. Management feels the chances of such an obligation arising are remote.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

13.	RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-14 to amend ASC 605 “Revenue Recognition.” The amendments in this update change the accounting model for revenue arrangements that include both tangible products and software elements. The amendments in ASU 2009-14 will be effective for the fiscal years beginning January 1, 2011. The Company believes that ASU 2009-13 will not have a material impact on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13 amending ASC 605 related to revenue arrangements with multiple deliverables. Among other things, ASU 2009-13 provides guidance for entities in determining the accounting for multiple deliverable arrangements and establishes a hierarchy for determining the amount of revenue to allocate to the various deliverables. The amendments in ASU 2009-13 will be effective for the fiscal years beginning January 1, 2011. The Company believes that ASU 2009-13 will not have a material impact on its consolidated financial statements

In January 2010, the FASB issued further guidance under ASC No. 820, “Fair Value Measurements and Disclosures” ("ASC 820"). ASC 820 requires disclosures about the transfers of investments between levels in the fair value hierarchy and disclosures relating to the reconciliation of fair value measurements using significant unobservable inputs (level 3 investments). ASC 820 is effective for the fiscal years and interim periods beginning after December 15, 2010. The Company will adopt the update on January 1, 2011 and expects that ASC 820 will not have a material impact on its consolidated financial statements.

Management has reviewed the ASU’s up through 2011-01 and does not believe that any other recently issued, but not yet effective, updates, if adopted, would have a material effect on the accompanying financial statements.

14.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2010 up through the date the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.