Form 10-Q
period 2011-03-31
China Marketing Media Holdings, Inc.
filed 2011-05-23
CIK 1353307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 20, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, no par value	28,686,002

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA MARKETING MEDIA HOLDINGS, INC.

(Unaudited)

Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2011 and 2010

CHINA MARKETING MEDIA HOLDINGS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of March 31, 2011 (Unaudited) and December 31, 2010	F-2
Condensed Consolidated Statements of Operations And Comprehensive Income for the Three Months ended March 31, 2011 and 2010 (Unaudited)	F-3 – F-4
Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2011 and 2010 (Unaudited)	F-5 – F-6
Condensed Consolidated Statement of Changes in Stockholders' Equity for the Three Months ended March 31, 2011 (Unaudited)	F-7
Notes to Condensed Consolidated Financial Statements (Unaudited)	F-8 – F-22

CHINA MARKETING MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2011	December 31, 2010
	(Unaudited)

ASSETS
Current assets:
Cash	$3,319,000	$7,177,767
Accounts receivable, net	3,226,400	2,295,022
Prepaid expenses	92,037	154,418
Advances to suppliers	2,182,640	3,692,151
Other receivables	1,041,515	828,181
Advance to unrelated party	4,261,731	-
Inventory	549,801	653,857
Due from affiliates	5,542,223	3,779,441
Investments held to maturity	456,614	-

Total current assets	20,671,961	18,580,837

Other assets:
Investments - cost method	76,102	75,622
Investments - equity method	2,261,338	2,247,684
Investments held to maturity – non-current	761,023	907,468
Goodwill	384,772	382,345
Property, plant and equipment, net	1,232,995	1,156,583
License agreements, net	487,032	455,785
Deposit on purchase of real estate	2,945,709	-
Website development costs	5,495	-

Total other assets	8,154,466	5,225,487

TOTAL ASSETS	$28,826,427	$23,806,324

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$853,605	$828,692
Accrued expenses	136,890	153,582
Deferred revenue	1,367,155	1,113,735
Taxes payable	212,545	197,433
Other payables	533,644	521,480
Short-term bank loan	4,261,731	-

Total current liabilities	7,365,570	2,814,922

Long-term liabilities:
Deferred tax liability	-	28,329

Total liabilities	7,365,570	2,843,251

Commitments and contingencies

Stockholders’ equity:
Common stock, no par value, 100,000,000 shares authorized, 28,686,002 shares issued and outstanding,	1,112,546	1,112,546
Additional paid-in capital	165,000	165,000
Statutory reserve	299,472	299,472
Retained earnings	17,134,787	16,771,045
Accumulated other comprehensive income	2,749,052	2,615,010
Total stockholders’ equity	21,460,857	20,963,073

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,826,427	$23,806,324

See accompanying notes to condensed consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended March 31,
	2011	2010

Revenue	$7,139,619	$8,799,819

Cost of revenue	(4,614,014)	(6,005,627)

Gross profit	2,525,605	2,794.192

Operating expenses:
Salaries and related benefits expenses	(785,135)	(704,353)
Selling, general and administrative expenses	(1,373,370)	(834,720)

Total operating expenses	(2,158,505)	(1,539,073)

Income from operations	367,100	1,255,119

Other income (expenses):
Interest income	24,668	-
Interest expenses	(20,439)	(34,016)
Investment loss in equity investments	(556)	(7,454)
Other income	60,704	769

Total other income (expenses)	64,377	(40,701)

Income from continuing operations before income taxes	431,477	1,214,418

Income tax expense	(67,735)	(5,318)

Income from continuing operations, net of tax	363,742	1,209,100

Discontinued operations, net of tax	-	(9,678)

NET INCOME	$363,742	$1,199,422

Net loss attributable to non-controlling interests	-	4,742

Net income attributable to China Marketing Media Holdings, Inc.	$363,742	$1,204,164

See accompanying notes to condensed consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME (CONTINUED)
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended March 31,
	2011	2010
Earnings per share – basic and diluted:
Income from continuing operations attributable to China Marketing Media Holdings, Inc. common stockholders	$0.01	$0.04
Discontinued operations attributable to China Marketing Media Holdings, Inc. common stockholders	$0.00	$(0.00)
Net income attributable to China Marketing Media Holdings, Inc. common stockholders	$0.01	$0.04

Weighted average common shares outstanding – basic and diluted	28,686,002	28,686,002

NET INCOME	$363,742	$1,199,422

Other comprehensive income:
- Foreign currency translation gain (loss)	134,042	(7,400)

COMPREHENSIVE INCOME	$497,784	$1,192,022

Comprehensive loss attributable to non-controlling interests	$-	$4,742
Comprehensive income attributable to China Marketing Media Holdings, Inc.	$497,784	$1,196,764

See accompanying notes to condensed consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended March 31,
	2011	2010

Cash flows from operating activities:
Income from continuing operations	$363,742	$1,209,100
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Amortization and depreciation	75,886	74,410
Bad debt expense	201,866	-
Equity investment loss from unconsolidated subsidiaries	557	7,454
Changes in operating assets and liabilities:
Accounts receivable	(914,127)	161,342
Prepaid expenses and advances to suppliers	1,591,631	479,587
Other receivables	(207,468)	(332,117)
Inventory	107,889	(580,778)
Accounts payable	19,596	416,754
Accrued expenses	(17,614)	(9,750)
Deferred revenue	245,628	163,086
Taxes payable	13,818	(58,549)
Other payables	8,832	274,354
Deferred tax liability	(28,426)	-

Net cash provided by operating activities – continuing operations	1,461,810	1,804,893
Net cash used in discontinued operations	-	(9,606)

Net cash provided by operating activities	1,461,810	1,795,287

Cash flows from investing activities:
Advances made to affiliates	(1,935,514)	(1,221,424)
Advances made to unrelated party	(4,249,249)	-
Purchase of property, plant and equipment	(103,823)	(1,811)
Payment of website development costs	(5,478)	-
Deposit on purchase of real estate	(2,937,081)	-
Proceeds from disposal of property, plant and equipment	-	2,159
Purchase of investments held to maturity	(303,518)	-
Purchase of intangible assets	(69,202)	-

Net cash used in investing activities – continuing operations	(9,603,865)	(1,221,076)
Net cash used in discontinued operations	-	-

Net cash used in investing activities	(9,603,865)	(1,221,076)

Cash flows from financing activities:
Proceeds from short-term bank loan	4,249,249	-

Net cash provided by financing activities	4,249,249	-

See accompanying notes to condensed consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended March 31,
	2011	2010

Effect of exchange rate changes in cash and cash equivalents	34,039	343

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,858,767)	574,554

BEGINNING OF PERIOD	7,177,767	5,546,749

END OF PERIOD	$3,319,000	$6,121,303

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$20,439	$-

See accompanying notes to condensed consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

					Accumulated
				Additional	other		Total
	Common stock		Retained	paid-in	comprehensive	Statutory	stockholders’
	Shares	Amount	earnings	capital	income	Reserve	equity

Balance as of December 31, 2010	28,686,002	$1,112,546	$16,771,045	$165,000	$2,615,010	$299,472	$20,963,073
Net income for the period	-	-	363,742	-	-	-	363,742
Foreign currency translation adjustment	-	-	-	-	134,042	-	134, 042
Balance as of March 31, 2011	28,686,002	$1,112,546	$17,134,787	$165,000	$2,749,052	$299,472	$21,460,857

See accompanying notes to condensed consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE - 1	ORGANIZATION AND BASIS OF PRESENTATION

China Marketing Media Holdings, Inc. ("China Marketing" or the "Company") was incorporated under the laws of the State of Texas on October 29, 1999.

The Company, through its wholly owned subsidiaries and investments in other entities, engages in the sale of its magazines and advertising space within its magazines, which are sold throughout China; and provides consulting services to clients concerning advertising and marketing programs. The Company also conducts online sales of consumer products consisting primarily of personal computers, electronic appliances, cosmetic products, mobile phones and jewelries.  All of the Company’s operations, assets, personnel, officers and directors are located in China. Currently, the Company publishes China Marketing magazine in China.

The Company has adopted the Accounting Standards Codification (“ASC”) Topic 810-10-25, “Variable Interest Entities” (“ASC 810-10-25”). ASC 810-10-25 requires a variable interest entity or VIE to be consolidated by the Company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. Pursuant to an operating agreement, the Company has the ability to control Sale and Marketing Publishing House (“CMO”) as the primary beneficiary. Accordingly, the operating results of CMO have been included in the condensed consolidated financial statements of the Company for the three months ended March 31, 2011 and 2010.

The Company currently publishes 4 main issues and 7 special issues of its magazine. Currently, the distribution network of its magazines consists of over 60 major distribution agencies and approximately 30,000 bookstores and news stand covering over approximately 300 cities throughout China.

As mentioned above, the Company operates its advertising business and sale of its consumer products through various entities, either wholly owned or through certain ownership percentages.  Below is a chart of all the entities of which the Company has an interest in, reflecting the ownership percentage and a brief description of the activities of each entity. The condensed consolidated financial statements reflect the consolidated operations of the Company and the entities listed below. All significant inter-company balances and transactions have been eliminated in consolidation.

Name of entity	Ownership interest	Description of entity

Media Challenge Holdings Limited	100%	Investment holdings

Shenzhen New Media Consulting Co., Ltd. (“SNMC”)	100%	Investment holdings

Shenzhen Media Investment Co., Ltd. (“MIC”)	100%	Online sales of consumer products

Shenzhen New Media Advertising Co., Ltd. (“SNMAC”)	100%	Provision of media and advertising services

Shenzhen Caina Brand Consultant Company (“SCBCC”)	100%	Provision of strategic marketing and consulting services

Beijing Media Management and Consulting Co., Ltd.	100%	Provision of consulting and professional training services

Beijing Caina XianLiang Marketing and Layout Company	100%	Provision of strategic marketing and consulting services

Sale and Marketing Publishing House (“CMO”) (A)	N/A	Publishing and distribution of magazines - government owned
(A) represents variable interest entity (“VIE”)

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

On March 18, 2010, the Company’s 51%-owned subsidiary, Shanghai Zhiduo Network Technology Company Limited discontinued its operations and applied for liquidation process with the local government. The liquidation process was completed and finalized on August 27, 2010.

The accompanying unaudited condensed consolidated financial statements as of March 31, 2011 and for the three months then ended March 31, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America for financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited consolidated financial statements. The unaudited condensed consolidated balance sheet as of March 31, 2011, the unaudited condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2011 and 2010, the unaudited consolidated statement of changes in stockholders’ equity for the three months ended March 31, 2011, and the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The results for the three months ended March 31, 2011 are not necessarily indicative of results to be expected for the year ending December 31, 2011 or for any future periods. The consolidated balance sheet at December 31, 2010 has been derived from audited consolidated financial statements; however, the notes to the consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC on March 31, 2011.

NOTE - 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

•	Reclassifications

Certain reclassifications have been made to the December 31, 2010 balance sheet in order to conform to the March 31, 2011.  As a result of such reclassifications, there was no change in the stockholders' equity of the Company as of December 31, 2010.

•	Use of estimates

The preparation of the financial statements in conformity with US generally accepted accounting principles (“GAAP”) requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the recoverability of the carrying amount and the estimated useful lives of long-lived assets; long- term investments, valuation allowances for receivables and due from affiliates, realizable values for inventories. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the unaudited consolidated financial statements in the periods they are deemed to be necessary.

•	Cash

Cash consist of cash on hand and at banks. Substantially all of the Company’s cash deposits are held with financial institutions located in the PRC. Management believes that these major financial institutions are of high credit quality.

•	Accounts receivable

Accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to adjust the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

•	Inventory

Inventories mainly consist of consumer products such as personal computers, electronic appliances and mobile phones, which are stated at the lower of cost or market value. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower. The cost of inventories is measured using the weighted average method.

•	Property, plant and equipment

Property, plant and equipment are stated at cost net of accumulated depreciation and impairment losses, if any. Depreciation is recorded on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Depreciable life	Residual value

Buildings	20 years	5%
Motor vehicles	5 years	5%
Furniture and equipment	5 years	5%
Computer equipment	5 years	5%

Expenditure for maintenance and repairs is expensed as incurred. The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the condensed consolidated statement of operations.

Property, plant and equipment consist of the following:

	March 31, 2011	December 31, 2010

Buildings	$1,121,999	$1,114,923
Motor vehicles	458,288	356,669
Furniture and equipment	142,327	136,685
Computer equipment	217,250	215,880
	1,939,864	1,824,157
Less: accumulated depreciation	(706,869)	(667,574)

Property, plant and equipment, net	$1,232,995	$1,156,583

Depreciation expense for the three months ended March 31, 2011 and 2010 was $34,955 and $35,365, respectively.

Long-lived assets of the Company are reviewed annually to assess whether the carrying value has become impaired according to the guidelines established in the ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”. No impairment of assets was recorded as of March 31, 2011.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

●	Goodwill

The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company did not have any goodwill impairment as of March 31, 2011.

•	License agreements

In accordance with ASC Topic 350-50, “General Intangibles Other Than Goodwill”, intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives. The carrying amount of the asset is reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. No intangible asset impairment charges are deemed necessary as of March 31, 2011.

Amortization expense of the various license agreements included in cost of revenue for the three months ended March 31, 2011 and 2010 was $41,188 and $39,045, respectively.

As of March 31, 2011, the estimated future annual amortization expenses related to the license agreements for the balance of the agreements are as follows:

Years ending December 31:
2011	$133,976
2012	175,904
2013	145,229
2014	14,571
2015	13,881
2016	3,471
Total:	$487,032

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE  MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

•	Investments at cost and equity

Investment in unconsolidated entities over which the Company has significant influence (20% to 50%) are accounted for under the equity method of accounting. Generally, the investment is carried at the initial amount invested, plus the Company’s ownership equity in undistributed earnings or losses since acquisition.

Investments in entities over which the Company does not have the ability to exert significant influence (up to 20%) over the investees’ operating and financing activities are accounted for under the cost method of accounting. Under the cost method of accounting, the investment is recorded at cost without any recognition of income or loss in the investee.

Under both methods, the Company performs an impairment analysis in the event a write down is necessary.

As of March 31, 2011, the following entities are accounted under the equity method of accounting:

(a)	Shenzhen Keungxi Technology Company Ltd. (“SKTC”)

SKTC’s business scope includes, among others, sales and development of computer software, and computer and communication systems. It also provides information system consulting services. The Company, through MIC, owns 48% of the equity interest of SKTC whereas the remaining 52% is owned by three shareholders of the Company

Balance as of December 31, 2010	$8,949
Investment loss (48%) for the three months ended March 31, 2011	(633)
Balance as of March 31, 2011	$8,316

(b)	Shenzhen Directory Marketing Management Co. Ltd (“SDMM”)

SDMM was incorporated in China in June 2010 and is mainly engaged in providing advertising services, business enterprises marketing planning services and information system consulting services. The Company, through MIC, owns 30% of the equity interest of SDMM and one individual shareholder, Ge Zhihong, owns the remaining 70% equity interest.

Balance as of December 31, 2010	$2,173,515
Investment loss (30%) for the three months ended March 31, 2011	(21,830)
Exchange difference	13,731
Balance as of March 31, 2011	$2,165,416

(c)	Beijing Guangrun Lingzhi International Advertising Co. Ltd. (“BJGL”)

BJGL was incorporated in China in November 2010 and is mainly engaged in providing advertising services. The Company, through Beijing Media, owns 40% of the equity interest of BJGL and one corporate shareholder, Highlight Consulting Co., Ltd., and two individual shareholders, Tianyou Cai and Tieying Luo, own the remaining 40%, 10% and 10% equity interest of BJGL, respectively.

Balance as of December 31, 2010	$3,546
Investment loss (30%) for the three months ended March 31, 2011	-
Exchange difference	22
Balance as of March 31, 2011	$3,568

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE  MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

(d)	Beijing Kang Pusen Media Consultation Planning Co., Ltd. (“BJKP”)

BJKP was incorporated in China in March 2008 and is mainly engaged in providing sales training services. The Company, through Shenzhen New Media, owns 20% of the equity interest of BJKP and four individual shareholders, Xiaofang Wang, Yi Rong, Qiang Zhao and Lijie Wang, own the remaining 50%, 10%, 10% and 10% equity interest of BJKP, respectively.

Balance of December 31, 2010	$61,674
Investment income (30%) for the three months ended March 31, 2011	21,906
Exchange difference	458
Balance as of March 31, 2011	$84,038

As of March 31, 2011, the following entities are accounted under the cost method:
Name of entity	Ownership %	Cost	Description of entity

Beijing Orient Converge Human Resources Management Center Co. Ltd (“BJOC”)	10%	$76,102	Provides consulting, professional training and relevant sale and marketing services to business enterprises in China

•	Revenue recognition

In accordance with ASC Topic 605, "Revenue Recognition" , the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured. Revenue recognition by each of the Company’s segment is described below:

(a)	Advertising page sales and marketing consulting service

The Company recognizes revenues for the advertising page sales and marketing consulting services ratably over the periods when the customer's advertisements are published and services are provided.

(b)	Publishing

The Company recognizes revenue from the publishing of the above magazines when the risks and rewards of ownership of the goods have transferred to the customer, which is usually on delivery or when title passes. The Company gives the sales agent the right to return the magazines. Provisions for estimated returns are provided for in the same period the related sales are recorded. Generally, the Company will record a reduction to gross sales based on estimated sales agents returns. The actual amount of sales returns realized may differ from the estimates. If actual sales return is determined, adjustment would be made to net sales in the period in which such a determination is made.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE  MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

(c)	Consumer products

The Company recognizes its revenues net of value-added taxes (“VAT”) when the products are delivered to the customers, which occurs when the customer has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured.

An analysis of the Company’s revenues by products is as follows:

	Three months ended March 31,
	2011	2010

Magazine advertising:
Advertising pages sales	$1,289,592	$2,302,363
Marketing consulting service	1,456,079	658,864
Publishing	393,538	369,793
Total magazine advertising	3,139,209	3,331,020
Consumer products	4,000,410	5,468,799

Total revenue	$7,139,619	$8,799,819

•	Earnings per share

Basic earnings per common share ("EPS") are calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive securities, such as stock options and warrants. For the three months ended March 31, 2011 and 2010, the Company did not have any potentially dilutive securities.

•	Foreign currency translation

The Company uses United States dollars (“U.S. Dollar” or “US$” or “$”) for financial reporting purposes. The subsidiaries within the Company maintain their books and records in their functional currency, Chinese Renminbi (“RMB”), being the lawful currency in the PRC.   Assets and liabilities of the subsidiaries are translated from RMB into U.S. Dollars using the applicable exchange rates prevailing at the balance sheet date. Results of operations and cash flows are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income in statement of changes in stockholders’ equity. The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to these restrictions.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

The exchange rates used to translate amounts from RMB into U.S. Dollars for the purposes of preparing the condensed consolidated financial statements are as follows:

	March 31, 2011	March 31, 2010

Balance sheet items, except for equity accounts – (as of)	6.5701	6.8361
Items in statements of income and cash flows – (for the three months ended)	6.5894	6.8360

There is no assurance that the RMB amounts could have been, or could be, converted into U.S. dollars at the above rates.

•	Income taxes

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

The Company has recorded no deferred tax assets as of March 31, 2011 and 2010, respectively. For the three months ended March 31, 2011 and 2010, the Company did not have any interest and penalties associated with any tax positions. As of March 31, 2011, the Company did not have any significant unrecognized uncertain income tax positions.

The Company conducts a major portion of its business in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

•	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. The Company operates in two reportable operating segments: Advertising and marketing are deemed to be one segment and online sales of consumer products as the other segment.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE  MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

•	Fair value measurement

The Company has adopted ASC Topic 825, “Financial Instruments” for disclosures about fair value of financial instruments. The carrying value of the Company’s financial instruments include cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses, deferred revenues and taxes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature.

Investments held to maturity is determined using Level 2, which is carried at fair value, with quoted prices in markets that are not active, determined by the financial institution who sold the unit trust.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

Level 1 : Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;·

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

•	Statutory reserve

Pursuant to the applicable laws in PRC, PRC entities are required to make appropriations to three non-distributable reserve funds, namely the statutory surplus reserve, statutory public welfare fund, and discretionary surplus reserve, based on after-tax net earnings as determined in accordance with the PRC GAAP, after offsetting any prior years’ losses. Appropriation to the statutory surplus reserve should be at least 10% of the after-tax net earnings until the reserve is equal to 50% of the Company's registered capital.  Appropriation to the statutory public welfare fund is 5% to 10% of the after-tax net earnings.  The statutory public welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation.  Beginning January 1, 2006, enterprises have no further requirements to make the appropriation to the statutory public welfare fund.  The discretionary surplus reserve is a prescribed percentage approved by the shareholders. The Company does not make appropriations to the discretionary surplus reserve fund.

The Company established a statutory surplus reserve as well as a statutory public welfare fund and commenced to appropriate 10% and 5%, respectively, of the PRC net income after taxation to these reserves. The amounts included in the statutory reserves consisted of surplus reserve of $299,472 as of March 31, 2011 and December 31, 2010, respectively.

•	Recent accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

NOTE - 3	INVESTMENTS HELD TO MATURITY

The Company has purchased four investments in unit trusts between July 2010 and January 2011, and the maturity terms range from 18 to 24 months. The major invested projects include real estate development and coal mining exploration.

	March 31, 2011	December 31, 2010

Investment in unit trust in the PRC, held to maturity:
- Maturity in 18 months with an interest rate ranging from 8.5% to 9.5% per annum	$761,023	$756,223
- Maturity in 24 months with an interest rate of 9% per annum	456,614	151,245

	$1,217,637	$907,468
Current portion due within one year	(456,614)	-

Investments in unit trust, non-current	761,023	907,468

NOTE - 4	DUE FROM AFFILIATES

A)   Operation and Management Right Agreement - CMO

CMO, a related party which is owned by the PRC government, is controlled and directed by a major shareholder which is also the President and Chief Executive Officer of the Company, Mr. Yingsheng Li. CMO is deemed to be a variable interest entity of the Company and accordingly consolidates all of its operations. Transactions with CMO are pursuant to the following agreement:

On October 23, 2003, MIC entered into a 10-year agreement with CMO. The agreement required a payment of $1,220,930 (treated as a licensing fee) to CMO in exchange for a right to oversee the operation and strategic planning of advertising, publishing, and staff training for the magazines that are published by CMO. Under this agreement, MIC is entitled to collect advertising revenues from customers already existing at the time of the contract, in addition to any new clients that MIC can solicit and develop. Shenzhen Media shall bear all the operating costs and receive all the revenues from the contracted businesses.

In connection with the agreement with CMO as discussed in note 1, the Company has generated the following revenue as part of the agreement.

	Three months ended March 31,
	2011	2010
Magazine advertising:
Advertising pages sales	$1,190,495	$2,045,108
Publishing	393,538	369,793

Total magazine advertising sales generated from CMO, included in consolidated total	$1,584,033	$2,414,901

As of March 31, 2011 and December 31, 2010, due from affiliates includes receivable from CMO totaling $3,649,151 and $3,020,402, which are unsecured, and non-interest bearing. These receivables have no fixed payment schedule and are due on demand.

B)   SDMM

As of March 31, 2011, the balance of due from affilities includes a receivable from SDMM totaling $1,596,151, which is unsecured, and non-interest bearing. The receivable has no fixed repayment schedule and is due on demand.

C)   SKTC

As of December 31, 2010, the balance of due from affiliates includes receivable from SKTC totaling $392,906, which is unsecured, and non-interest bearing.  The receivable has no fixed repayment schedule and is due on demand.

D)   Other affiliates

As of March 31, 2011 and December 31, 2010, balances due from other affiliates, namely Shenzhen Caina Branding and Product Design Co., Ltd. and Shanghai Caina Marketing and Planning Co., Ltd., which are controlled by Mr. Zhu Yu Tong, a director of the Company’s subsidiary, SCBCC, represent temporary advances totaling $296,921 and $366,133, which are unsecured, and bear no interest. These amounts due from affiliates have no fixed repayment schedule and are due on demand.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE  MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

NOTE - 5	OTHER RECEIVABLES

Other receivables consisted of:

	As of
	March 31, 2011	December 31, 2010

Advances to third parties	$767,210	$732,816
Advances to employees	187,258	90,165
Rental deposits	32,134	2,722
Others	54,913	2,478
	$1,041,515	$828,181

NOTE - 6	ADVANCE TO UNRELATED PARTY

As of March 31, 2011, advance to unrelated party represented funds advanced by the Company to an independent party namely, Mr. Yu, Feng, which is unsecured, bears interest at a rate of 5% per annum over the prime rate of The People’s Bank of China, payable monthly and due by March 2012. As of March 31, 2011, the interest rate was 6.4%.

NOTE - 7	DEPOSIT ON PURCHASE OF REAL ESTATE

On January 18, 2011, the Company entered a real estate property purchase agreement (the “Agreement”) with an independent party namely, Shenzhen Wan Jiang Investment Co., Ltd. (“Wan Jiang”) to purchase various residential units in Shenzhen City, Guangdong Province, the PRC with a consideration of $2,945,709 (equivalent to RMB 19,353,600). Pursuant to the Agreement, Wan Jiang will deliver the residential units to the Company before June 30, 2011.

NOTE - 8	SHORT-TERM BANK LOAN, SECURED

During the three months ended March 31, 2011, the Company obtained short-term bank borrowing of $4,261,731 from a PRC financial institution, in a term of one year due on March 22, 2012. The short-term bank borrowing bears interest at a rate of 5% per annum over the prime rate of The People’s Bank of China, payable monthly. As of March 31, 2011, the interest rate was 6.4% per annum. The borrowing is secured by a pledge of 1,500,000 ordinary shares of Beijing Fuxing Xiaocheng Electronic Technology Stock Co., Ltd., a public company which shares are owned by Shenzhen Junwei Investment and Development Co., Ltd., a financial institution, an independent party to the Company.

NOTE - 9	INCOME TAXES

United States

The Company was incorporated in the United States of America and is subject to U.S. tax law. No provisions for U.S. income taxes have been made as the Company has no U. S. taxable income for the periods presented. The applicable income tax rates for the Company for the three months ended March 31, 2011 and 2010 are 34%.

British Virgin Islands

The Company’s subsidiary, Media Challenge was incorporated in the British Virgin Islands and is not subject to income taxes under the current laws of the British Virgin Islands.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

PRC

The Company’s subsidiaries in the PRC are currently subject to income taxes according to applicable tax laws in the PRC. The tax rates are 24% for SNMAC, 24% for SNMC and MIC and 0% for CMO. The provision for income taxes for the three months ended March 31, 2011 and 2010 was $67,735 and $5,318, respectively.

Pursuant to the laws and regulations in the PRC, SNMAC, as a wholly-foreign-owned enterprise ("WFOE") in the PRC, is entitled to an exemption from the PRC enterprise income tax for two years commencing from its first profitable year in 2006. NMA accounts for most of the revenue during the periods presented. Other subsidiaries income tax rates range from 0% to 25%.

(a)	The provision for income taxes consists of the following for - the:

	Three months ended March 31,
	2011	2010

PRC:
Current tax	$67,735	$5,318
Deferred tax	-	-

	$67,735	$5,318

(b)	Deferred tax

No provision for deferred tax assets or liabilities has been made since the Company had no material temporary differences between the tax bases of assets and liabilities and their carrying amounts.

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of March 31, 2011:

Deferred tax assets:
Net operating loss carryforwards from:
– Local	$-
– Foreign	454,667

Less: valuation allowance	(454,667)

Deferred tax assets	-

As of March 31, 2011, the Company incurred $1,836,937 of aggregate cumulative net operating loss carryforwards available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $454,667 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

NOTE - 10	CONCENTRATIONS AND CREDIT RISK

The Company is exposed to the following concentrations of risk:

(a)	Business risk with CMO

As discussed in Note 4, a significant portion of the Company's operations are conducted through an agreement with CMO, a company owned by the PRC government. The revenues are generated through production of the magazines owned by CMO. The current contract will terminate in 2013, and it is unknown whether the contract will be renewed. A change in the political climate in the PRC could also have a material adverse effect on the Company's business. For the three months ended March 31, 2011 and 2010, $1,584,033 and $2,414,901 of sales and $598,517 and $1,633,504 of net income were generated through the arrangement with CMO, respectively.

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

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

NOTE - 11	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The Company leases various office spaces under several non-cancelable operating agreements in a term ranging from 1 to 4 years, with fixed monthly rentals, expiring between December 2010 and December 2012. Costs incurred under these operating leases are recorded as rent expense and totaled approximately $81,663 and $39,959 for the three months ended March 31, 2011 and 2010.

As of March 31, 2011, future minimum rent payments due under the remaining term of the various non-cancelable operating leases are as follows:

Year ending December 31:
2011	$208,851
2012	247,018
2013	73,971
2014	13,721

Total:	$543,561

(b)	Contingencies

The Company has not, historically carried any property or casualty insurance. No amounts have been accrued for any liability that could arise from the lack of insurance.

NOTE - 12	SEGMENT INFORMATION

The Company’s business units have been aggregated into two reportable segments: Advertising and marketing has been deemed to be one segment with online sales of consumer products being another.  The Company, through its subsidiaries operates these segments in the PRC. All the identifiable assets of the Company are located in the PRC during the period presented.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company had no inter-segment sales for the three months ended March 31, 2011 and 2010. The Company’s reportable segments offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables for the three months ended March 31, 2011 and 2010:

	Three months ended March 31, 2011

	Advertising	Consumer
	and marketing	products	Corporate	Total

Revenue, net	$3,139,209	$4,000,410	$-	$7,139,619
Cost of revenue	(863,384)	(3,750,630)	-	(4,614,014)
Gross profit	2,275,825	249,780	-	2,525,605
Depreciation and amortization	31,516	44,370	-	75,886
Net income (loss)	$529,891	$(154,778)	$(11,371)	$363,742

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH  31, 2011 AND 2010
(Unaudited)

	Three months ended March 31, 2010

	Advertising	Consumer
	and marketing	products	Corporate	Total

Revenue, net	$3,331,020	$5,468,799	$-	$8,799,819
Cost of revenue	(662,977)	(5,342,650)	-	(6,005,627)
Gross profit	2,668,043	126,149	-	2,794,192
Depreciation and amortization	30,594	43,816	-	74,410
Net income (loss)	$1,224,877	$(20,433)	$(280)	$1,204,164

All of the Company’s revenues were derived from customers located in the PRC.

NOTE - 13	SUBSEQUENT EVENT

On March 31, 2011, SNMC entered into an agreement with two unrelated parties Zhang Jian and Wang Yan to sell its 100% subsidiary SNMAC for a selling price of $152,204. At the same time, SNMC applied for transfer of ownership with the local government. The transfer of the ownership process was completed and finalized on April 6, 2011. The Company will not anticipate any gain and loss from the transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; and any statements of belief or intention. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward looking statements. Such risks and uncertainties include any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 31, 2011 and subsequent SEC filings, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

Certain Terms

Except where the context otherwise requires and for the purposes of this report only:

•	“BVI” refers to the British Virgin Islands;

•	“China,” “Chinese” and “PRC” refer to the People’s Republic of China and do not include Taiwan and the special administrative regions of Hong Kong and Macao;

•	“China Marketing Media,” “the Company,” “we,” “us,” and “our” refer to China Marketing Media Holdings, Inc. and its subsidiaries;

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

•	“Media Challenge” refers to Medial Challenge Holdings, Limited, our direct, wholly-owned BVI subsidiary;

•	“RMB” refers to Renminbi, the legal currency of China;

•	“CMO” refers to our affiliate, Sale and Marketing Publishing House;

•	“SEC” refers to the United States Securities and Exchange Commission;

•	“Securities Act” refers to the Securities Act of 1933, as amended;

•	“MIC” refers to Shenzhen Media Investment Co., Ltd.;

•	“SNMC” refers to Shenzhen New Media Consulting Co., Ltd.;

•	“SNMAC” refers to Shenzhen New Media Advertising Co., Ltd.;

•	“SCBCC” refers to Shenzhen Caina Brand Consultant Company;

•	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States.

Overview

We were originally organized under the laws of the State of Texas on October 29, 1999 under the name Brazos Strategies, Inc. We changed our name to Infolife, Inc. on July 16, 2003 and finally to China Marketing Media Holdings, Inc. on February 7, 2006. We are a holding company and we have no operations other than administrative matters and the ownership of operating subsidiaries. Through our Chinese subsidiaries, we are engaged in the business of selling magazines and advertising space in our magazines, providing sales and marketing consulting services and online sales of various consumer products, such as personal computer, electronic appliances, cosmetic products, mobile phones and jewelries. All of our operations, assets, personnel, officers and directors are located in China. Currently, we publish China Marketing magazine in China. We publish three issues of China Marketing per month, including a sales edition, case edition and channel edition. In June 2009, we began to publish seven special issues of China Marketing , which include cosmetic edition, food edition, gift edition, tobacco edition, sporting goods edition, edition for agricultural resources and edition for entrepreneurs in Henan province. Currently, the distribution network of our magazines consists of over sixty distribution agencies and 30,000 bookstores and news stands covering over 300 cities throughout China.

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

We do not maintain a corporate website, but we utilize http://www.cmmo.com.cn for the sale and promotion of the magazines we publish.

First Quarter Financial Performance Highlights

The following are some financial highlights for the first quarter of 2011:

•	Revenues: Our revenues were approximately $7.1 million for the first quarter of 2011, a decrease of 18.9% from the same quarter a year ago.
•	Gross Margin: Gross margin was 35.4% for the first quarter of 2011, as compared to 31.8% for the same quarter in 2010.
•	Operating Profit: Operating profit was approximately $0.37 million for the first quarter 2011, a decrease of approximately 70.8% from approximately $1.26 million of the same period of 2010.
•	Net Income attributable to China Marketing Media Holdings, Inc.: Net income was approximately $0.36 million for the first quarter of 2011, a decrease of 69.8% from the same period of last year.
•	Fully diluted earnings per share was $0.01 for the first quarter of 2011, as compared to $.04 for the first quarter ended March 31, 2010.

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

During the three-month period ended March 31, 2011, we generated all of our revenues through sales of our magazines, sales of advertising space in our magazines and providing sales, marketing consulting services and online sale of consumer products. The following table summarizes the results of our operations during the three month periods ended March 31, 2011 and 2010, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the three month period ended March 31, 2010 to the three month period ended March 31, 2011.

	Three Months Ended March 31
Item			Increase	% Increase
	2011	2010	(Decrease)	(%Decrease)
Revenue	$7,139,619	$8,799,819	$(1,660,200)	(18.9%)
Cost of Sales	4,614,014	6,005,627	(1,391,613)	(23.2%)
Gross Profit	2,525,605	2,794,192	(268,587)	(9.6%)
Operating Expenses	2,158,505	1,539,073	619,432	40.3%
Other Income (expense)	64,377	(40,701)	105,078	258.2%
Provision for Taxes	67,735	5,318	62,417	1173.7%
Net Income attributable to China Marketing Media Holdings, Inc.	363,742	1,204,164	(840,422)	(69.8%)

Revenue

Our revenues during the three-month period ended March 31, 2011 were $7,139,619, which is $1,660,200 or 18.9% less than the same period in 2010, when we had revenues of $8,799,819. The decrease in revenues for the three months ended March 31, 2011 was caused mainly by a 26.9% decrease in sales of the consumer products segment during January and February of 2011. This decrease in sales was due to a supply shortage experienced by ASUS, one of our major vendors, who was having some issues with meeting demands. The issues have been resolved since early March. The Advertising Pages Sales for the three-month period ended March 31, 2011, which is 1,289,592, or 44.0% less than the same period in 2010.  Such decrease was due to the fact that the number of advertising trade shows was reduced.  Despite the decrease in overall revenue, Consulting Service’s revenue actually rose $797,215 or 121% in the quarter compared to the same period last year. This was attributable to the sales by more well-established sales channels and a variety of sales promotions to attract more customers.

Components of Revenues

The following table shows the different components comprising our total revenues during the three month periods ended March 31, 2011 and 2010.

	Three Months March 31
Revenue Category			Increase	% Increase
	2011	2010	(Decrease)	(%Decrease)

Publishing	$393,538	$369,793	23,745	6.4%
Advertising Page Sales	1,289,592	2,302,363	(1,012,771)	(44.0%)
Consulting Service	1,456,079	658,864	797,215	121.0%
Consumer Products	4,000,410	5,468,799	(1,468,389)	(26.9%)
Total	7,139,619	8,799,819	(1,660,200)	(18.9%)

CMO’s Revenue

In connection with the agreement with CMO as discussed in note 1 and note 4 of Financial statements, the Company has generated the following revenue as part of the agreement.

	Three months ended March 31,
	2011	2010
Magazine advertising:
Advertising pages sales	$1,190,495	$2,045,108
Publishing	393,538	369,793
Total magazine advertising sales generated from CMO, included in consolidated total	$1,584,033	$2,414,901

The CMO’s revenues during the three-month period ended March 31, 2011 were $1,584,033(22.2% of total revenue), which is $830,868 or 34.4% less than the same period in 2010, when we had CMO’s revenue of $2,414,901(27.4% of total revenue). The decrease in CMO’s revenue for the three months ended March 31, 2011 was caused mainly by a decrease in advertising pages sales. The drop of advertising pages sales was due to the fact that the number of advertising trade shows was reduced. A significant portion of the advertising pages sales is through media and advertising trade shows.

Cost of Sales

Our cost of sales during the three-month period ended March 31, 2011 and for the same period of 2010 were $4,614,014 and $6,005,627, respectively, which accounted for 64.63% and 68.25%, respectively, as a percentage of total revenues during the applicable periods. The dollar amount of the costs of goods sold decreased mainly because of the decrease in total sales.

Operating Expenses

Our expenses consist of payroll and other general and administrative expenses. Payroll expense was $785,135 during the three-month period ended March 31, 2011 as compared to $704,353 during the same period of 2010. The increase in payroll expense is mainly due to the fact that we hired additional employees and paid more commissions for our online consumer products selling business.

Our selling, general and administrative expenses were $1,373, 370 (19.24% of total sales) and $834,720 (9.49% of total sales) during the first quarter of 2011 and the first quarter of 2010, respectively. The increase was mainly due to the expenses related to additional bad debt expenses, company wide internal control consulting related costs, transfer title cost for a property between subsidiaries, the hiring of a new PRC legal counsel and other unplanned company expenses in the amount of approximately $433,790. The company also accrued additional professional fees beginning 2011 due to a recent engagement with a new Independent Registered Public Accounting Firm.

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

The discontinuation of any such special or preferential tax treatment or other incentives would have an adverse effect on our organization’s business, fiscal condition and current operations in China.

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

We are currently subject to income taxes according to applicable tax laws in the PRC. The tax rates are 24% for SNMAC, 24% for SNMC and MIC and 0% for CMO. CMO is exempt from PRC income tax as a part of the government supporting program extending from year 2009 to 2013.

We incurred income taxes of $67,735 and $5,318 during the three months ended March 31, 2011 and 2010, respectively or an increase of 1,173.7% . The increase in the income tax expense was driven primarily by SCBCC's taxable income of $266,589 compared to a net loss from a year ago.

Net income attributable to China Marketing Media Holdings, Inc.

We earned net income of $363,742 and $1,204,164 during the three-month period ended March 31, 2011 and 2010, respectively, or a decrease of 69.8% . The decrease in our net income in the first quarter of 2011 is primarily attributable to the decrease in sales and increase in selling, general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2011, we had cash and cash equivalents of approximately $3.3 million and working capital of $13.3 million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow

	Three Months Ended March 31,
	2011	2010
Net cash provided by operating activities	$1,461,810	$1,795,287
Net cash used in investing activities	(9,603,865)	(1,221,076)
Net cash provided by financing activities	4,249,249	-
Net cash flow (used) provided	(3,858,767)	574,554

Operating Activities:

Net cash provided by operating activities was approximately $1.46 million during the three months ended March 31, 2011, which was a decrease of approximately $0.34 million from approximately $1.80 million net cash provided by operating activities for the same period of 2010. The decrease of net cash provided by operating activities was primarily attributable to a significant decrease in net income along with a decrease in accounts receivable partially offset by a reduction in advances to suppliers in the amount of $1.6 million.

Investing Activities:

Net cash used in investing activities was approximately $9.60 million for the three months ended March 31, 2011, an increase of approximately $8.38 million from approximately $1.22 million net cash used in investing activities for the same period of 2010. Such increase in net cash used in investing activities was attributable to an increase in (1) advances made to affiliate of $1.9 million, (2) advances made to an unrelated party of $4.3 million and (3) deposit on purchase of real estate of $2.9 million and (4) purchase of an investment held to maturity of 0.3 million. During the three months ended March 31, 2011, the Company has purchased and paid cash approximately $2.9 million for a piece of real estate property, which is currently under construction and expected to be completed and delivered in late July 2011. The Company intends to use this property to house its staff.

We also use cash for investing activities to make payments relating to acquisition of property, plant and equipment.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2011 was approximately $4.25 million as compared to $0 provided by financing activities for the same period of 2010. Such increase in the net cash provided by financing activities was mainly attributable to short-term bank loan borrowed on March 22, 2011. The short-term loan is secured by a pledge of 1,500,000 ordinary shares of Beijing Fuxing Xiaocheng Electronic Technology Stock Co., Ltd, an unrelated party. As stated in the financial statements note 6, the Company also signed a binding agreement with Mr. Yu, Feng, an independent party to make a temporary advance. Under the terms and conditions of the agreement, this is an unsecured, interest bearing loan at a rate of 5% per annum over the prime rate of the People’s bank of China, payable monthly and due by March 2012. The purpose of this short-term advance was to establish a business relationship and possible partnership in near future.

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

Currency Fluctuations

Our operating subsidiaries are located in China. All expenses of the subsidiary and revenue received from customers are incurred in China denominated in RMB as the functional currency. Based on Chinese government regulation, all foreign currencies under the category of current accounts are allowed to be freely exchanged with hard currencies. During the past years of operation through July of 2005, there were no significant changes in exchange rates. On July 21, 2005, the Chinese government changed its foreign currency exchange policy from a fixed RMB/USD exchange rate into a flexible rate under the control of the Chinese government. From August 2005 through March 2011, the value of RMB against US dollars appreciated by 18.5%, from RMB8.1/ $1 to RMB6.6/ $1.

Critical Accounting Policies

●
The preparation of the financial statements in conformity with US generally accepted accounting principles (“GAAP”) requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the recoverability of the carrying amount and the estimated useful lives of long-lived assets; long- term investments, valuation allowances for receivables and due from affiliates, realizable values for inventories. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the unaudited consolidated financial statements in the periods they are deemed to be necessary.

●
Cash and Cash Equivalents. For purposes of the statement of cash flows, cash and cash equivalents includes cash on hand and demand deposits held by banks. Deposits held in financial institutions in China are not insured by any government entity or agency.

●
Trade Accounts Receivable. During the normal course of business, we extend short-term unsecured credit to our customers,; however, collection normally occurs from 30 to 120 days. Management regularly reviews aging of receivables and changes in payment trends by its customers, and records a reserve when management believes collection of amounts due are at risk. Accounts considered uncollectible are written off. We regularly review the creditworthiness of our customers and, based on the results of the credit review, determine whether extended payment terms can be granted to or, in some cases, partial prepayment is required form certain customers.

●
Revenue Recognition. We recognize the revenue from our advertising page sales and publishing at the date the magazines are published, marketing consulting services at the date of the service is conducted, and consumer products at the date of shipment to customers when a formal arrangement exists, the price is fixed, or determinable, the delivery is completed, no other significant obligations on our part exist and collectability is reasonably assured. Accordingly, management is required to apply its own judgment regarding collectability based on its experience and knowledge of its current customers, and thus exercise a certain degree of discretion.

●
Restrictions on Transfer of Assets Out of the PRC. Dividend payments by SNMAC and its subsidiary are limited by certain statutory regulations in China. No dividends may be paid by SNMAC without first receiving prior approval from the State Administration of Foreign Exchange. Dividend payments are restricted to 85% of profits, after tax.

Recent Accounting Pronouncement

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

As disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2011, during the Company’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, management identified the significant deficiencies related to (i) the lack of sufficient U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) the lack of a stand alone Audit Committee of the Board of Directors.

Because the knowledge of our current accounting department staff of U.S. GAAP and related internal control procedures is limited, our management has determined that such staff members require additional training and assistance in U.S. GAAP matters.  Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions.  Finally, management determined that the lack of a stand alone Audit Committee of the Board also contributes to insufficient oversight of our accounting and audit functions.

In order to correct the foregoing deficiencies, we have taken or are taking the following remedial measures:

•      We are in the process of (i) arranging necessary training for our accounting department staff and (ii) engaging external professional accounting or consulting firm(s) to assist us in the preparation of the US GAAP accounts. We intend to complete these steps no later than June 30, 2011.

•      We continue to search for qualified personnel. However, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the PRC, in general, and in the province where the Company maintains its operations, in particular, we were not able to hire such additional personnel before the end of this reporting period. As previously stated, we continued our search for such personnel with assistance from recruiters and through referrals and intended to complete this process by March 31, 2011. Due to the fact that lack of internal control resources in China, the management has decided to outsource its internal control team. Since March 2011, we have been working with a PRC consulting firm to develop a system to manage, monitor and plan a risk management and internal control function. We will focus on policies and procedures that will be in place to ensure future risk is properly mitigated.

•      We have allocated significant financial and human resources to strengthen the internal control structure. We have been actively working with external consultants to assess our data collection, financial reporting, and control procedures and to strengthen our internal controls over financial reporting; and

•      We have and continue to search for suitable candidates to serve as independent directors on our Board of Directors and on the Audit (or other standing committee thereof) Committee, who are financially literate, and to contain at least one member who is a “financial expert” as that term is defined in the SEC’s rules. We intend to have our Audit Committee meet at least once every quarter, prior to the release of that periods’ financial statements, to, among other things, discuss, with management and our independent auditors, prior to the release of each periods’ financial statements, the financial statements themselves, significant accounting policies and estimates, our internal controls, and the scope and findings of the work performed by our independent auditor in its audit or review of the financial statements. We estimate that we need to at least two additional directors that meet the independence requirements. We have interviewed a few candidates to date and intend to complete the selection process by June 30, 2011.

We believe that the foregoing steps, when completed, will cure the significant deficiencies identified above. We will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Changes in Internal Control Over Financial Reporting

Other than described above, there have been no changes in our internal control over financial reporting during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The recent credit crisis and turmoil in the global financial system may have an impact on our business and our financial condition, and we may face challenges if conditions in the financial markets do not improve.  Our ability to access the capital markets may be restricted at a time when we would like, or need, to raise capital, which could have an impact on our flexibility to react to changing economic and business conditions.  In addition, these economic conditions also impact levels of consumer spending, which have recently deteriorated significantly and may remain depressed for the foreseeable future.  Consumer purchases of discretionary items, including our magazines and consumer products, generally decline during recessionary periods and other periods where disposable income is adversely affected.  In addition, a substantial portion of our revenues is derived from the sale of advertising space.  In a down economy, advertising budgets are usually the first budgets to be cut. Also, even slight downturns in the economy may cause our advertising customers to advertise less or negotiate lower rates with us.  If demand for our products fluctuates as a result of economic conditions or otherwise, our revenue and gross margin could be harmed.

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

As discussed in Note 10 of the financial statements, a significant portion of the Company’s operations is derived from and depends upon an agreement with CMO. During the first quarter of 2011, CMO’s $1.6 million revenue represented approximately 22.2% of the Company’s total revenue. More significantly, the net income generated from the CMO was approximately 235K more than company’s total net income. The Company is striving to diversify its revenue sources by offering new product lines and seeking acquisition. The Company cannot provide any assurance that it will be successful in achieving sufficient diversification in the near future, if at all.

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

During our assessment of the effectiveness of internal control over financial reporting as of March 31, 2011, management identified significant deficiencies related to our U.S. GAAP expertise, internal audit functions and the absence of Audit Committee, as of that date.  The current staff in the accounting department of the subsidiaries is relatively new to U.S. GAAP and internal control procedures and needs substantial additional training so as to meet with the higher demands of being a U.S. public company.  The significant deficiency in internal audit function is also due to the Company’s lack of sufficient qualified resources to perform internal audit functions.  We have taken steps to address these deficiencies, however, if any of these deficiencies remains, then our financial condition could be adversely affected.

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

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions.  As of May 17, 2011, the closing price for our common stock was $0.25 per share and therefore, it is designated a “penny stock.”  As a “penny stock”, our common stock may become subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule”.  This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses).  For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale.  As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

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

Certain of our stockholders hold a significant percentage of our outstanding voting securities and accordingly may make decisions regarding our daily operations, significant corporate transactions and other matters that other stockholders may believe are not in their best interests.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-month period ended March 31, 2011, we made no unregistered sales of our equity securities; nor were there any repurchases of our equity securities during the same period.

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

CHINA MARKETING MEDIA HOLDINGS, INC.
DATE: May 23, 2011

	By:	/s/ Yingsheng Li
Yingsheng Li, President and CEO
(Principal Executive Officer)

DATE: May 23, 2011

	By:	/s/ Zhen Zhen Peri
Zhen Zhen Peri, CFO
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
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