Form 10-Q
period 2011-06-30
China Marketing Media Holdings, Inc.
filed 2011-09-22
CIK 1353307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of September 22, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, no par value	28,686,002

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA MARKETING MEDIA HOLDINGS, INC.

(Unaudited)

Condensed Consolidated Financial Statements

For The Three And Six Months Ended June 30, 2011 and 2010

CHINA MARKETING MEDIA HOLDINGS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	F-2

Condensed Consolidated Statements of Operations And Comprehensive Income for the Three and Six Months Ended June 30, 2011 and 2010 (Unaudited)	F-3 – F4

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 (Unaudited)	F-5

Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2011 (Unaudited)	F-6

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-7 – F-23

CHINA MARKETING MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash	$2,485,440	$7,177,767
Securities available-for-sale	326,195	-
Accounts receivable, net	2,705,238	2,295,022
Prepaid expenses	131,800	154,418
Advances to suppliers	3,508,970	3,692,151
Other receivables	1,308,588	828,181
Advance to unrelated party	4,331,683	-
Inventory	491,016	653,857
Due from affiliates	6,079,134	3,779,441
Investments held to maturity	464,109	-
Total current assets	21,832,173	18,580,837

Other assets:
Investments – cost method	-	75,622
Investments – equity method	2,212,790	2,247,684
Investment held to maturity – non-current	773,514	907,468
Goodwill	391,087	382,345
Property, plant and equipment, net	1,260,770	1,156,583
License agreement, net	458,884	455,785
Deposit on purchase of real estate	2,994,059	-
Website development costs	5,538	-
Total other assets	8,096,642	5,225,487

TOTAL ASSETS	$29,928,815	$23,806,324

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,178,399	$828,692
Accrued expenses	247,584	153,582
Deferred revenues	1,891,619	1,113,735
Taxes payable	27,149	197,433
Other payable	617,953	521,480
Short-term bank loan	4,331,683	-
Total current liabilities	8,294,387	2,814,922

Long-term liabilities:
Deferred tax liability	-	28,329

Total liabilities	8,294,387	2,843,251

Commitments and contingencies

Stockholders’ equity:
Common stock, no par value, 100,000,000 shares authorized, 28,686,002 shares issued and outstanding	1,112,546	1,112,546
Additional paid-in capital	165,000	165,000
Statutory reserve	1,660,752	299,472
Retained earnings	15,580,966	16,771,045
Accumulated other comprehensive income	3,115,164	2,615,010

Total stockholders’ equity	21,634,428	20,963,073

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,928,815	$23,806,324

See accompanying notes to condensed consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Revenue	$9,608,012	$8,712,848	$16,737,767	$17,503,940

Cost of revenue	7,445,144	6,216,953	12,059,158	12,209,252

Gross profit	2,162,868	2,495,895	4,678,609	5,294,688

Operating expenses:
Salaries and related benefits expenses	789,352	822,704	1,565,791	1,516,949
Selling, general and administrative expenses	1,256,752	799,632	2,565,989	1,570,530

Total operating expenses	2,046,104	1,622,336	4,131,780	3,087,479

Income from operations	116,764	873,559	546,829	2,207,209

Other income (expense):
Interest income	4,013	85,492	4,911	85,425
Interest expenses	(67,994)	-	(67,994)	(34,016)
Investment loss in unconsolidated affiliates	(160,924)	(2,634)	(161,480)	(10,088)
Other(expenses) income	(83,042)	(174)	(22,338)	595

Total other (expenses) income	(307,947)	82,684	(246,901)	41,916

(Loss) income from continuing operations before income tax expense	(191,183)	956,243	299,928	2,249,125
Income tax expense	(983)	(22,810)	(68,718)	(28,128)

(Loss) income from continuing operations, net of income tax expense	(192,166)	933,433	231,210	2,220,997

(Loss) income from discontinued operations, net of income tax expense	-	5,045	(60,009)	(83,097)

NET (LOSS) INCOME	$(192,166)	$938,478	$171,201	$2,137,900
Add: net loss attributable to non-controlling interests	-	-	-	4,742

Net (loss) income attributable to China Marketing Media Holdings, Inc.	$(192,166)	$938,478	$171,201	$2,142,642

Amounts attributable to China Media Holdings, Inc.
(Loss) income from continuing operations	(192,166)	933,433	231,210	2,220,997
(Loss) income from discontinued operations	-	5,045	(60,009)	(78,355)
Net (loss) income attributable to China Media Holdings, Inc.	$(192,166)	$938,478	$171,201	$2,142,642

CHINA MARKETING MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (CONTINUED)
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Net (loss) income per common share attributable to China Marketing Media Holdings, Inc. – Basic and diluted
Continuing operations	(0.01)	0.03	0.01	0.08
Discontinued operations	-	0.00	0.00	(0.00)
Net (loss) income per common share	(0.01)	0.03	0.01	0.07

Weighted average number of common share outstanding – basic and diluted	28,686,002	28,686,002	28,686,002	28,686,002

Other comprehensive income, net of tax
Net (loss) income	$(192,166)	$938,478	$171,201	$2,137,900
Unrealized gain on securities available-for-sale	17,803	-	17,803	-
Foreign currency translation adjustment	347,934	72,641	482,351	65,241
Comprehensive income	173,571	1,011,119	671,355	2,203,141
Comprehensive loss attributable to non-controlling interests	-	-	-	4,742

Comprehensive income attributable to China Marketing Media Holdings, Inc.	$173,571	$1,011,119	$671,355	$2,207,883

See accompanying notes to condensed consolidated financial statements

CHINA MARKETING MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net income from continuing operations	$231,210	$2,220,997
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Amortization and depreciation	155,408	127,925
Bad debt expenses	252,067	-
Equity investment loss from unconsolidated subsidiaries	85,123	10,088
Impairment loss on investment – cost method	76,357	-
Loss on disposal of property, plant and equipment	5,313	14,505
Changes in operating assets and liabilities:
Accounts receivable	(677,156)	426,320
Prepaid expenses	25,813	273,386
Advances to suppliers	(501,271)	194,767
Other receivables	(470,082)	(366,331)
Inventory	175,506	(611,066)
Accounts payable	326,507	437,225
Accrued expenses	90,463	(4,333)
Deferred revenues	913,974	284,840
Taxes payable	(161,171)	(107,312)
Other payable	87,598	49,431
Deferred tax liability	(28,604)	-
Net cash provided by operating activities	587,055	2,950,442

Cash flows from investing activities:
Proceeds from (advances made to) affiliates	1,081,156	(2,437,924)
Advances made to unrelated party	(4,275,997)	-
Purchase of property, plant and equipment	(182,130)	(38,329)
Payment of website development costs	(5,467)	-
Deposit on purchase of real estate	(2,955,569)	-
Proceeds from disposal of a subsidiary	152,714	-
Purchase of investment held to maturity	(305,428)	(438,933)
Purchase of securities available-for-sale	(304,428)
Purchase of intangible assets	(74,844)	-
Net cash used in investing activities	(6,869,993)	(2,915,186)

Cash flows from financing activities:
Proceeds from short-term bank loan	4,275,997	-

Net cash provided by financing activities	4,275,997	-

Cash flows from discontinued operations:
Operating cash flows	823,080	(90,786)
Investing cash flows	(142,563)	38,041
Financing cash flows	(3,469,059)	-

Net cash used in discontinued operations	(2,788,542)	(52,745)

Effect of exchange rate changes in cash and cash equivalents	103,156	22,712

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,692,327)	5,223

BEGINNING OF PERIOD	7,177,767	5,546,749

END OF PERIOD	$2,485,440	$5,551,972

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$68,718	$28,128
Cash paid for interest	$109,543	$-

See accompanying notes to condensed consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Common stock				Accumulated other
	Shares	Amount	Retained earnings	Additional paid-in capital	comprehensive income	Statutory reserve	Total stockholders’ equity

Balance as of January 1, 2011	28,686,002	$1,112,546	$16,771,045	$165,000	$2,615,010	$299,472	$20,963,073

Net income for the period	-	-	171,201	-	-	-	171,201

Unrealized holding gain on securities available-for-sale	-	-	-	-	17,803	-	17,803

Appropriation to statutory reserve	-	-	(1,361,280)	-	-	1,361,280	-

Foreign currency translation adjustment	-	-	-	-	482,351	-	482,351
Balance as of June 30, 2011	28,686,002	$1,112,546	$15,580,966	$165,000	$3,115,164	$1,660,752	$21,634,428

See accompanying notes to condensed consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

NOTE – 1	ORGANIZATION AND BASIS OF PRESENTATION

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

The Company has adopted the Accounting Standards Codification (“ASC”) Topic 810-10-25, “Variable Interest Entities” (“ASC 810-10-25”). ASC 810-10-25 requires a variable interest entity or VIE to be consolidated by the Company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. Pursuant to an operating agreement, the Company has the ability to control Sale and Marketing Publishing House (“CMO”) as the primary beneficiary. Accordingly, the operating results of CMO have been included in the condensed consolidated financial statements of the Company for the three and six months ended June 30, 2011 and 2010.

On March 31, 2011, the Company disposed of its wholly owned subsidiary, Shenzhen New Media Advertising Co., Ltd. (“SNMAC”) for a consideration of $154,703. There was no gain or loss on disposal of a subsidiary for the three months ended June 30, 2011.

The Company currently publishes 4 main issues and 8 special issues of its magazine. Currently, the distribution network of its magazines consists of over 60 major distribution agencies and approximately 30,000 bookstores and news stand covering over approximately 300 cities throughout China.

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

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

Beijing Media Management and Consulting Co., Ltd. (“BMMCC”)	100%	Provision of consulting and professional training services

Beijing Caina XianLiang Marketing and Layout Company	100%	Provision of strategic marketing and consulting services

Sale and Marketing Publishing House (“CMO”) (A)	N/A	Publishing and distribution of magazines - government owned

(A) represents variable interest entity (“VIE”)

The accompanying unaudited condensed consolidated financial statements as of June 30, 2011 and for the three and six months then ended June 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America for financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited consolidated financial statements. The unaudited condensed consolidated balance sheet as of June 30, 2011, the unaudited condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2011 and 2010, the unaudited consolidated statement of changes in stockholders’ equity for the  six months ended June 30, 2011, and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The results for the six months ended June 30, 2011 are not necessarily indicative of results to be expected for the year ending December 31, 2011 or for any future periods. The consolidated balance sheet at December 31, 2010 has been derived from audited consolidated financial statements; however, the notes to the consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC on March 31, 2011.

NOTE – 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Reclassifications

Certain comparative figures have been reclassified to conform to the current period financial statement presentation.

●	Basis of consolidation

The condensed consolidated financial statements include the accounts of CMKM and its majority-owned subsidiaries and variable interest entity (“VIE”). All significant inter-company balances and transactions have been eliminated in consolidation.

The Company has adopted the Accounting Standards Codification (“ASC”) Topic 810-10-25, “Variable Interest Entities ” (“ASC 810-10-25”). ASC 810-10-25 requires a variable interest entity or VIE to be consolidated by the Company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. Pursuant to an operating agreement, the Company has the ability to control Sale and Marketing Publishing House (“CMO”) as the primary beneficiary. Accordingly, the operating results of CMO have been included in the condensed consolidated financial statements of the Company for the six months ended June 30, 2011 and 2010.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

●	Use of estimates

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

●	Accounts receivable

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

As of June 30, 2011, the Company had an allowance for doubtful accounts of $49,567.

●	Inventory

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

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

Property, plant and equipment consist of the following:

	June 30, 2011	December 31, 2010

Buildings	$1,140,416	$1,114,923
Motor vehicles	417,555	356,669
Furniture and equipment	123,382	136,685
Computer equipment	223,159	215,880
	1,904,512	1,824,157
Less: accumulated depreciation	(643,742)	(667,574)

Property, plant and equipment, net	$1,260,770	$1,156,583

Depreciation expense for the three months ended June 30, 2011 and 2010 was $49,231 and $24,776, respectively.

Depreciation expense for the six months ended June 30, 2011 and 2010 was $73,335 and $50,299, respectively.

Long-lived assets of the Company are reviewed annually to assess whether the carrying value has become impaired according to the guidelines established in the ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”. No impairment of assets was recorded as of June 30, 2011.

●	Goodwill

Goodwill represents the excess of cost over fair value of assets of businesses acquired. Goodwill acquired in a business combination is not amortized. The Company evaluates the carrying amount of goodwill for impairment annually on December 31 and whenever events or circumstances indicate impairment may have occurred.

When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company did not have any goodwill impairment as of June 30, 2011.

●	License agreements

In accordance with ASC Topic 350-50, “General Intangibles Other Than Goodwill”, intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives. The carrying amount of the asset is reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. No intangible asset impairment charges are deemed necessary as of June 30, 2011.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

Amortization expense of the various license agreements included in cost of revenue for the three months ended June 30, 2011 and 2010 was $40,885 and $38,591, respectively.

Amortization expense of the various license agreements included in cost of revenue for the six months ended June 30, 2011 and 2010 was $82,073 and $77,626, respectively.

As of June 30, 2011, the estimated future annual amortization expenses related to the license agreements for the balance of the agreements are as follows:

Years ending December 31:
2011	$91,577
2012	180,518
2013	149,200
2014	16,397
2015 and thereafter	21,192

Total:	$458,884

●	Investments at cost and equity

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

Under both methods, the Company performs an impairment analysis in the event a write down is necessary.

As of June 30, 2011, the following entities are accounted under the equity method of accounting:

(a)	Shenzhen Keungxi Technology Company Ltd. ("SKTC")

SKTC’s business scope includes, among others, sales and development of computer software, and computer and communication systems. It also provides information system consulting services. The Company, through MIC, owns 48% of the equity interest of SKTC whereas the remaining 52% is owned by three shareholders of the Company.

Balance as of December 31, 2010	$8,949
Investment loss (48%) for the six months ended June 30, 2011	(1,080)
Exchange difference	135

Balance as of June 30, 2011	$8,004

(b)	Shenzhen Directory Marketing Management Co. Ltd (“SDMM”)

SDMM was incorporated in China in June 2010 and is mainly engaged in providing advertising services, business enterprises marketing planning services and information system consulting services. The Company, through MIC, owns 30% of the equity interest of SDMM and one individual shareholder, Ge Zhihong, owns the remaining 70% equity interest.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

Balance as of December 31, 2010	$2,173,515
Investment loss (30%) for the six months ended June 30, 2011	(21,770)
Exchange difference	49,414

Balance as of June 30, 2011	$2,201,159

(c)	Beijing Guangrun Lingzhi International Advertising Co. Ltd. (“BJGL”)

BJGL was incorporated in China in November 2010 and is mainly engaged in providing advertising services. The Company, through Beijing Media, owns 40% of the equity interest of BJGL and one corporate shareholder, Highlight Consulting Co., Ltd., and two individual shareholders, Tianyou Cai and Tieying Luo, own the remaining 40%, 10% and 10% equity interest of BJGL, respectively.

Balance as of December 31, 2010	$3,546
Investment loss (40%) for the six months ended June 30, 2011	-
Exchange difference	81

Balance as of June 30, 2011	$3,627

(d)	Beijing Kang Pusen Media Consultation Planning Co., Ltd. (“BJKP”)

BJKP was incorporated in China in March 2008 and is mainly engaged in providing sales training services. The Company, through Shenzhen New Media, owns 20% of the equity interest of BJKP and four individual shareholders, Xiaofang Wang, Yi Rong, Qiang Zhao and Lijie Wang, own the remaining 50%, 10%, 10% and 10% equity interest of BJKP, respectively.

Balance as of December 31, 2010	$61,674
Investment loss (20%) for the six months ended June 30, 2011	(62,273)
Exchange difference	599

Balance as of June 30, 2011	$-

As of June 30, 2011, the following entities are accounted under the cost method:

Name of entity	Ownership %	Cost	Description of entity

Beijing Orient Converge Human Resources Management Center Co. Ltd (“BJOC”)	10%	$77,351	Provides consulting, professional training and relevant sale and marketing services to business enterprises in China

For the six months ended June 30, 2011, the Company recognized an impairment loss of $76,357 after the recovery assessment.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

●	Revenue recognition

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

An analysis of the Company’s revenues by products is as follows:

	Three months ended June 30,
	2011	2010
Magazine advertising:
Advertising pages sales	$1,577,556	$2,017,955
Marketing consulting service	1,353,026	639,560
Publishing	421,834	340,623
Total magazine advertising	3,352,416	2,998,138
Consumer products	6,255,596	5,714,710

Total revenue	$9,608,012	$8,712,848

	Six months ended June 30,
	2011	2010
Magazine advertising:
Advertising pages sales	$2,857,284	$4,311,591
Marketing consulting service	2,809,105	1,298,424
Publishing	815,372	710,416
Total magazine advertising	6,481,761	6,320,431
Consumer products	10,256,006	11,183,509

Total revenue	$16,737,767	$17,503,940

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

●	Cost of revenue

Cost of revenue also includes labor cost, subcontracting fee and direct operating cost incurred by the Company in rendering of the consulting service to the customers.

●	Earnings per share

Basic earnings per common share ("EPS") are calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive securities, such as stock options and warrants. For the three and six months ended June 30, 2011 and 2010, the Company did not have any potentially dilutive securities.

●	Foreign currency translation

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

The exchange rates used to translate amounts from RMB into U.S. Dollars for the purposes of preparing the condensed consolidated financial statements are as follows:

	June 30, 2011	June 30, 2010

Balance sheet items, except for equity accounts – (as of)	6.4640	6.8086
Items in statements of income and cash flows – (for the six months ended)	6.5482	6.8348

There is no assurance that the RMB amounts could have been, or could be, converted into U.S. dollars at the above rates.

●	Income taxes

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

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

The Company has recorded no deferred tax assets as of June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011, the Company recognized interest and penalties of $83,424 associated with late tax filing charge for the tax year ended December 31, 2007. As of June 30, 2011, the Company did not have any significant unrecognized uncertain income tax positions.

The Company conducts a major portion of its business in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

●	Segment reporting

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

●	Fair value of measurement

The Company has adopted ASC Topic 825, “Financial Instruments ” for disclosures about fair value of financial instruments. The carrying value of the Company’s financial instruments include cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses, deferred revenues and taxes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature.

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

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

•	Level 1 : Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

•	Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•
Level 3 : Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

●	Statutory reserve

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

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

The Company established a statutory surplus reserve as well as a statutory public welfare fund and commenced to appropriate 10% and 5%, respectively, of the PRC net income after taxation to these reserves. The amounts included in the statutory reserves consisted of surplus reserve of $1,660,752 and $299,472 as of June 30, 2011 and December 31, 2010, respectively.

●	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE – 3	SECURITIES AVAILABLE-FOR-SALE

In June 2011, the Company acquired 164,600 shares of Suning Corporation, a security listed in the Shenzhen Stock Exchange, for a consideration of $308,392.

The security is classified as available-for-sale and is recorded at their fair market values with the corresponding unrealized holding gains or losses, recorded as a separate component of other comprehensive income within stockholders’ equity. The fair value of marketable securities is determined based on quoted market prices at the balance sheet dates. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold.

NOTE – 4	INVESTMENTS HELD TO MATURITY

	June 30, 2011	December 31, 2010
Investment in unit trust in the PRC, held to maturity:
- Maturity in 18 months with an interest rate ranging from 8.5% to 9.5% per annum	$773,514	$756,223
- Maturity in 24 months with an interest rate of 9% per annum	464,109	151,245

	1,237,623	907,468
Current portion due within one year	(464,109)	-

Investments in unit trust, non-current	$773,514	$907,468

NOTE – 5	DUE FROM AFFILIATES

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

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

In connection with the agreement with CMO as discussed in note 1, the Company has generated the following revenue as part of the agreement.

	Three months ended June 30,
	2011	2010
Magazine advertising:
Advertising pages sales	$1,032,907	$1,604,831
Publishing	421,834	340,622

Total magazine advertising sales generated from CMO, Included in consolidated total	$1,454,741	$1,945,453

	Six months ended June 30,
	2011	2010
Magazine advertising:
Advertising pages sales	$2,223,402	$3,649,939
Publishing	815,372	710,416

Total magazine advertising sales generated from CMO, Included in consolidated total	$3,038,774	$4,360,355

As of June 30, 2011 and December 31, 2010, due from affiliates includes receivable from CMO totaling $3,965,124 and $3,020,402, which are unsecured, and non-interest bearing. These receivables have no fixed payment schedule and are due on demand.

B)         SDMM

As of June 30, 2011, the balance of due from affiliates includes a receivable from SDMM totaling $1,810,823, which is unsecured, and non-interest bearing. The receivable has no fixed repayment schedule and is due on demand.

C)         SKTC

As of June 30, 2011 and December 31, 2010, the balance of due from affiliates includes receivable from SKTC totaling $1,392 and $392,906, respectively which is unsecured, and non-interest bearing. The receivable has no fixed repayment schedule and is due on demand.

D)         Other affiliates

As of June 30, 2011 and December 31, 2010, balances due from other affiliates, namely Shenzhen China Branding and Product Design Co., Ltd. and Shanghai China Marketing and Planning Co., Ltd., which are controlled by Mr. Zhu Yu Tong, a director of the Company’s subsidiary, SCBCC, represent temporary advances totaling $301,795 and $366,133, which are unsecured, and bear no interest. These amounts due from affiliates have no fixed repayment schedule and are due on demand.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

NOTE – 6	OTHER RECEIVABLES

Other receivables consisted of:

	June 30, 2011	December 31, 2010

Advances to third parties	$768,735	$732,816
Advances to employees	415,105	90,165
Rental deposits	33,525	2,722
Value-added tax recoverable	46,727	-
Others	44,496	2,478

	$1,308,588	$828,181

NOTE – 7	ADVANCE TO UNRELATED PARTY

As of June 30, 2011, advance to unrelated party represented funds advanced by the Company to an independent party namely, Mr. Yu Feng, which is unsecured, bears interest at a rate of 5% per annum over the prime rate of The People’s Bank of China, payable monthly and due by March 2012. As of June 30, 2011, the interest rate was 6.4%.

NOTE – 8	DEPOSIT ON PURCHASE OF REAL ESTATE

On January 18, 2011, the Company entered a real estate property purchase agreement (the “Agreement”) with an independent party namely, Shenzhen Wan Jiang Investment Co., Ltd. (“Wan Jiang”) to purchase various residential units in Shenzhen City, Guangdong Province, the PRC with a consideration of $2,994,059 (equivalent to RMB 19,353,600). As of June 30, 2011, the transfer of the real estate property title has not yet occurred.

NOTE – 9	SHORT-TERM BANK LOAN, SECURED

On March 22, 2011, the Company obtained short-term bank borrowing of $4,331,683 from a PRC financial institution, in a term of one year due on March 22, 2012. The short-term bank borrowing bears interest at a rate of 5% per annum over the prime rate of The People’s Bank of China, payable monthly. As of June 30, 2011, the interest rate was 6.4% per annum. The borrowing is secured by a pledge of 1,500,000 ordinary shares of Beijing Fuxing Xiaocheng Electronic Technology Stock Co., Ltd., a public company which shares are owned by Shenzhen Junwei Investment and Development Co., Ltd., a financial institution, an independent party to the Company.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

NOTE – 10	DISCONTINUED OPERATIONS

On March 31, 2011 SNMC entered into an agreement with two unrelated parties to sell its 100% subsidiary SNMAC for a consideration of $154,703. At the same time SNMC applied for transfer of ownership with the local government. The transfer process was completed and finalized on April 6, 2011.

The assets and liabilities of the discontinued operations as of June 30, 2011 were as follows:

Assets of discontinued operations
Current assets	$157,297
Plant and equipment, net	16,027
Total assets	173,324
Less: liabilities of discontinued operations	(18,621)
154,703
Less: consideration received	(154,703)
Gain/(loss) on disposal of subsidiary	$-

NOTE – 11	INCOME TAXES

United States

The Company was incorporated in the United States of America and is subject to U.S. tax law. No provisions for income taxes have been made as the Company has no U.S. taxable income for the periods presented. The applicable income tax rates for the Company for the six months ended June 30, 2011 and 2010 are 34%.

During the six months ended June 30, 2011, the Company recognized a late tax filing charge of $83,424.

British Virgin Islands

The Company’s subsidiary, Media Challenge was incorporated in the British Virgin Islands and is not subject to income taxes under the current laws of the British Virgin Islands.

PRC

The Company’s subsidiaries in the PRC are currently subject to income taxes according to applicable tax laws in the PRC. The tax rates are 24% for SNMAC, 24% for SNMC and MIC, 25% for BMMCC and 0% for CMO. The provision for income taxes for the six months ended June 30, 2011 and 2010 was $68,718 and $28,128, respectively.

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

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

(a)         The provision for income taxes consists of the following for the:

	Six months ended June 30,
	2011	2010
PRC:
Current tax	$68,718	$28,128
Deferred tax	-	-

Total	$68,718	$28,128

(b)         Deferred tax

No provision for deferred tax assets or liabilities has been made since the Company had no material temporary differences between the tax bases of assets and liabilities and their carrying amounts.

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of June 30, 2011:

Deferred tax assets:
Net operating loss carryforwards from:
- Local	$-
- Foreign	582,332
582,332
Less: valuation allowance	$(582,332)
Deferred tax assets	-

As of June 30, 2011, the Company has accumulated $2,362,503 of net operating loss carryforwards available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $582,332 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE – 12	CONCENTRATIONS AND RISK

The Company is exposed to the following concentrations of risk:

(a)         Business risk with CMO

As discussed in Note 5, a significant portion of the Company's operations are conducted through an agreement with CMO, a company owned by the PRC government. The revenues are generated through production of the magazines owned by CMO. The current contract will terminate in 2013, and it is unknown whether the contract will be renewed. A change in the political climate in the PRC could also have a material adverse effect on the Company's business.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

For the three months ended June 30, 2011 and 2010, $1,454,741 and $1,945,453 of sales and $280,257 and $1,207,167 of net income were generated through the arrangement with CMO, respectively.

For the six months ended June 30, 2011 and 2010, $3,038,774 and $4,360,355 of sales and $878,774 and $2,840,671 of net income were generated through the arrangement with CMO, respectively.

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

NOTE – 13	COMMITMENTS AND CONTINGENCIES

(a)          Operating lease commitments

The Company leases various office spaces under several non-cancelable operating agreements in a term ranging from 1 to 4 years, with fixed monthly rentals, expiring between December 2010 and December 2012. Costs incurred under these operating leases are recorded as rent expense and totaled approximately $176,724 and $155,953 for the six months ended June 30, 2011 and 2010.

As of June 30, 2011, future minimum rent payments due under the remaining term of the various non-cancelable operating leases are as follows:

Year ending December 31:
2011	$191,557
2012	304,684
2013	75,186
2014	13,946
Total:	$585,373

(b)          Contingencies

The Company has not, historically carried any property or casualty insurance. No amounts have been accrued for any liability that could arise from the lack of insurance.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

NOTE – 14	SEGMENT INFORMATION

The Company’s business units have been aggregated into two reportable segments: Advertising and marketing has been deemed to be one segment with online sales of consumer products being another. The Company, through its subsidiaries operates these segments in the PRC. All the identifiable assets of the Company are located in the PRC during the period presented.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company had no inter-segment sales for the three and six months ended June 30, 2011 and 2010. The Company’s reportable segments offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30, 2011
	Magazine advertising	Consumer products	Corporate	Total

Revenue, net	$3,352,416	$6,255,596	$-	$9,608,012
Cost of revenue	(1,595,844)	(5,849,300)	-	(7,445,144)
Gross profit	1,756,572	406,296	-	2,162,868
Depreciation and amortization	48,195	41,921	-	90,116
Income (loss) from continuing operations, net of tax	173,882	(264,206)	(101,842)	(192,166)
Discontinued operations, net of tax	-	-	-	-
Net income (loss)	173,882	(264,206)	(101,842)	(192,166)
Total assets	$8,965,263	$20,953,815	$9,737	$29,928,815

	Three months ended June 30, 2010
	Magazine advertising	Consumer products	Corporate	Total

Revenue, net	$2,998,138	$5,714,710	$-	$8,712,848
Cost of revenue	(784,455)	(5,432,498)	-	(6,216,953)
Gross profit	2,213,683	282,212	-	2,495,895
Depreciation and amortization	19,840	43,527	-	63,367
Income (loss) from continuing operations, net of tax	1,137,001	(201,793)	(1,775)	933,433
Discontinued operations, net of tax	5,045	-	-	5,045
Net income (loss)	1,142,046	(201,793)	(1,775)	938,478
Total assets	$7,590,250	$12,284,150	$32,747	$19,907,147

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	Six months ended June 30, 2011
	Magazine advertising	Consumer products	Corporate	Total

Revenue, net	$6,481,761	$10,256,006	$-	$16,737,767
Cost of revenue	(2,459,228)	(9,599,930)	-	(12,059,158)
Gross profit	4,022,533	656,076	-	4,678,609
Depreciation and amortization	69,117	86,291	-	155,408
Income (loss) from continuing operations, net of tax	763,407	(418,984)	(113,213)	231,210
Discontinued operations, net of tax	(60,009)	-	-	(60,009)
Net income (loss)	703,398	(418,984)	(113,213)	171,201
Total assets	$8,965,263	$20,953,815	$9,737	$29,928,815

	Six months ended June 30, 2010
	Magazine advertising	Consumer products	Corporate	Total

Revenue, net	$6,320,431	$11,183,509	$-	$17,503,940
Cost of revenue	(1,434,104)	(10,775,148)	-	(12,209,252)
Gross profit	4,886,327	408,361	-	5,294,688
Depreciation and amortization	39,802	88,123	-	127,925
Income (loss) from continuing operations, net of tax	2,445,277	(222,226)	(2,054)	2,220,997
Discontinued operations, net of tax	(83,097)	-	-	(83,097)
Net income (loss)	2,362,180	(222,226)	(2,054)	2,137,900
Total assets	$7,590,250	$12,284,150	$32,747	$19,907,147

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

Certain Terms

Except where the context otherwise requires and for the purposes of this report only:

•	“BVI” refers to the British Virgin Islands;

•	“China,” “Chinese” and “PRC” refer to the People’s Republic of China and do not include Taiwan and the special administrative regions of Hong Kong and Macao;

•	“China Marketing Media,” “the Company,” “we,” “us,” and “our” refer to China Marketing Media Holdings, Inc. and its subsidiaries;

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

•	“Media Challenge” refers to Medial Challenge Holdings, Limited, our direct, wholly-owned BVI subsidiary;

•	“RMB” refers to Renminbi, the legal currency of China;

•	“CMO” refers to our affiliate, Sale and Marketing Publishing House;

•	“SEC” refers to the United States Securities and Exchange Commission;

•	“Securities Act” refers to the Securities Act of 1933, as amended;

•	“MIC” refers to Shenzhen Media Investment Co., Ltd., our indirect, wholly-owned subsidiary, a Chinese company;

•	“SNMC” refers to Shenzhen New Media Consulting Co., Ltd., our indirect, wholly-owned subsidiary, a Chinese company;

•	“SNMAC” refers to Shenzhen New Media Advertising Co., Ltd, our indirect, wholly-owned subsidiary, a Chinese company. The entity was sold on April 7, 2011;

•	“SCBCC” refers to Shenzhen Caina Brand Consultant Company, our indirect, wholly-owned subsidiary, a Chinese company;

•	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States.

Overview

We were originally organized under the laws of the State of Texas on October 29, 1999 under the name Brazos Strategies, Inc. We changed our name to Infolife, Inc. on July 16, 2003 and finally to China Marketing Media Holdings, Inc. on February 7, 2006. We are a holding company and we have no operations other than administrative matters and the ownership of our direct and indirect operating subsidiaries. Through our indirect Chinese subsidiaries, we are engaged in the business of selling magazines and advertising space in our magazines, providing sales and marketing consulting services and online sales of various consumer products, such as personal computer, electronic appliances, cosmetic products, mobile phones and jewelries. All of our operations, assets, personnel, officers and directors are located in China. Currently, we publish China Marketing magazine in China. We publish four main issues of China Marketing per month, including a sales edition, case edition, channel edition and the career development edition. In June 2009, we began to publish seven special issues of China Marketing, which include cosmetic edition, food edition, gift edition, tobacco edition, sporting goods edition, edition for agricultural resources and edition for entrepreneurs in Henan province. In April 2011, we published a new special issue of home appliance edition. Currently, the distribution network of our magazines consists of over 60 distribution agencies and 30,000 bookstores and news stands covering over 300 cities throughout China.

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

In June 2010, we launched a new business platform called "Easy Buy" that connects businesses, banks and customers on a single platform. With the innovative Invisible Printing Optical Identification Technology(IP-OIT), this sales and marketing platform helps the advertising clients to further promote their products and enhance their sales distribution channel. At the same time, we will be able to market and sell our products by sending the special catalog to the gold and platinum card holders through various banks. We anticipate that this will generate more advertising revenues for the Company.

We do not maintain a corporate website, but we utilize http://www.cmmo.com.cn for the sale and promotion of the magazines we publish.

Second Quarter Financial Performance Highlights

The following are some financial highlights for the second quarter of 2011:

•	Revenues: Our revenues were approximately $9.61 million for the second quarter of 2011, an increase of 10.3% from the same quarter a year ago.
•	Gross Margin: Gross margin was 22.5% for the second quarter of 2011, as compared to 28.6% for the same quarter in 2010.
•	Operating Profit: Operating profit was approximately $0.12 million for the second quarter 2011, a decrease of approximately 86.6% from approximately $0.87 million of the same period of 2010.
•	Net Loss attributable to China Marketing Media Holdings, Inc.: Net loss was approximately $0.19 million for the second quarter of 2011, a decrease of 120.5% from the same period of last year.
•	Fully diluted earnings per share was $0.01 for the second quarter of 2011, as compared to $0.03 for the second quarter ended June 30, 2010.

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

During the three-month period ended June 30, 2011, we generated all of our revenues through sales of our magazines, sales of advertising space in our magazines and providing sales, marketing consulting services and online sale of consumer products. The following table summarizes the results of our operations during the three month periods ended June 30, 2011 and 2010, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the three month period ended June 30, 2010 to the three month period ended June 30, 2011.

	Three Months Ended June 30
Item			Increase	% Increase
	2011	2010	(Decrease)	(%Decrease)
Revenue	$9,608,012	$8,712,848	$895,164	10.3%
Cost of Sales	7,445,144	6,216,953	1,228,191	19.8%
Gross Profit	2,162,868	2,495,895	(333,027)	(13.3%)
Operating Expenses	2,046,104	1,622,336	423,768	26.1%
Other Income (expense)	(307,947)	82,684	(390,631)	472.4%
Provision for Taxes	983	22,810	(21,827)	(95.7%)
Net Income attributable to China Marketing Media Holdings, Inc.	(192,166)	938,478	(1,130,644)	(120.5%)

Revenues

Our revenues during the three-month period ended June 30, 2011 were $9,608,012, which are $895,164 or 10.3% more than the same period in 2010, when we had revenues of $8,712,848. The increase in revenues for the three months ended June 30, 2011 was due to the following: (1) increase in Magazine Sales of $81,211 or 23.8%, (2) increase in Consulting Service of $713,466 or 111.6% and (3) increase in Consumer Products of $540,886 or 9.5%, but offset by the decrease in Advertising Space Sales of $440,399 or 21.8%. In spite of a decrease in Advertising Space Sales resulting from a soft market, the total revenues are still ahead by 10.3% compared to the same period in 2010. The increase was attributable to the online sales promotions for our Consumer Products and the Consulting Service Sales by more well-established sales channels and a variety of sales promotions to attract more customers.

Components of Revenues

The following table shows the different components comprising our total revenues during the three month periods ended June 30, 2011 and 2010.

	Three Months Ended June 30
Revenue Category			Increase	% Increase
	2011	2010	(Decrease)	(%Decrease)

Publishing	$421,834	$340,623	81,211	23.8%
Advertising Page Sales	1,577,556	2,017,955	(440,399)	(21.8%)
Consulting Service	1,353,026	639,560	713,466	111.6%
Consumer Products	6,255,596	5,714,710	540,886	9.5%
Total	$9,608,012	$8,712,848	$895,164	10.3%

CMO’s Revenue

CMO, a related party which is owned by the PRC government, is controlled and directed by a major shareholder which is also the President and Chief Executive Officer of the Company, Mr. Yingsheng Li. CMO is deemed to be a variable interest entity of the Company and accordingly consolidates all of its operations.

On October 23, 2003, Shenzhen Media Investment Co. (MIC), our indirect and wholly-owned Subsidiary entered into a 10-year agreement with CMO in exchange for a right to oversee the operation and strategic planning of advertising, publishing, and staff training for the magazines that are published by CMO. Under this agreement, MIC is entitled to collect advertising revenues from customers already existing at the time of the contract, in addition to any new clients that MIC can solicit and develop. Shenzhen Media shall bear all the operating costs and revenues from the contracted businesses. The Company has generated the following revenue as part of the agreement.

	Three months ended June 30,
	2011	2010
Magazine advertising:
Advertising pages sales	$1,032,907	$1,604,831
Publishing	421,834	340,623
Total magazine advertising sales generated from CMO, included in consolidated total	$1,454,741	$1,945,454

The CMO’s revenues during the three-month period ended June 30, 2011 were $1,454,741( 15.1% of total revenue), which is $490,713 or 25.2% less than the same period in 2010, when we had CMO’s revenue of $1,945,454(22.3% of total revenue). The decrease in CMO’s revenue for the three months ended June 30, 2011 was due to a decrease revenue in advisory service under advertising pages sales. The advisory service’s revenue during the three-month period ended June 30, 2011 was $7,335, a decrease of 98% from $322,983 for the same period in 2010. The decrease in advisory service’s revenue was caused by a decrease in demand beginning in early 2011. The management expects a further decline in the advisory service’s revenue in the coming months.

Cost of Sales

Our cost of sales during the three-month period ended June 30, 2011 and for the same period of 2010 were $7,445,144 and $6,216,953, respectively, which accounted for 77.5% and 71.4%, respectively. As a percentage of total revenues, cost of sales increased by approximately 6.1% during the applicable periods. Such increase was primarily driven by lower the selling price during the online sales promotions for our Consumer Products.

Operating Expenses

Salaries and related benefits expenses amounted to $789,352 during the three-month period ended June 30, 2011 as compared to $822,704 during the same period of 2010. The decrease in payroll expense by $33,352 or 4.1% was mainly attributable to the close down of  the advisory department under Beijing Media Management and Consulting Co. The advisory department was closed down in April 2011 and had nine employees with total salaries and related benefits of approximately $11,000 per month. However, the decrease was also offset by an increase headcount in CMO.

Our selling, general and administrative expenses were $1,256,752 (13.1% of total sales) and $799,632 (9.2% of total sales) during the second quarter of 2011 and the second quarter of 2010, respectively. The increase was mainly due to the expenses related to additional bad debt expenses, company wide internal control consulting related costs and the Company also accrued additional professional fees beginning 2011 due to an engagement with a new independent registered public accounting firm.

Other Income and Expense

Other income and expense includes interest income, interest expense, investment in unconsolidated affiliates and other income and expense not directly related to our principal operations.

Interest income represents interest earned from bank accounts with PRC financial institutions, totaling $4,013 during the three -month period ended June 30,2011. A decrease in interest income of $81,479 or 95.3% as compared to $85,492 during the same period of 2010 was due to the decrease in the average balance of cash and cash equivalents.

Interest expense represents interest relates to the cost of short- term and long-term borrowings from bank accounts with PRC financial institutions, totaling $67,994 during the three- month ended June 30, 2011. An increase of $67,994 or 100% as compared to 0 during the same period of 2010 was attributable to a recent short term bank borrowing of $4,331,683.

Investment in unconsolidated entities over which the Company has significant influence (20% to 50%) are accounted for under the equity method of accounting and the Company does not have the ability to exert significant influence (up to 20%) are accounted for under the cost method of accounting. Investment loss from unconsolidated subsidiaries totally $160,924 during the three-month period ended June 30, 2011. A significant loss increased by $158,290 or 6,009.5% as compared to a loss of $2,634 during the same period of 2010. Such increase was attributable to the continuing operation loss in the unconsolidated entities such as SDMM (30% interest) and BJKP (20% interest). The Company also recognized an impairment loss of $76,357 after the recovery assessment from BJOC (10% interest).

We had other expense of $83,042 for the three-month period ended June 30, 2011, which was a penalty and interest expense due to a late tax filing as compared to other expense of $174 for the same period of 2010.

Income taxes

United States

China Marketing Media Holdings Inc. is subject to Unites States tax at a tax rate of 34%. No provision for income taxes in the United States has been made, as we had no U.S. taxable income for the period presented.

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

We incurred income taxes of $983 and $22,810 during the three-month period ended June 30, 2011 and 2010, respectively, or a decrease of 95.7%. This was mainly attributable to a net loss for the three-month period ended June 30, 2011 as compared to a net income for the same period of 2010.

Net income attributable to China Marketing Media Holdings, Inc.

We reported a net loss of $192,166 for the three-month period ended June 30, 2011, as compared to the net income of $938,478 for the same period in 2010. The decrease of $1,130,644 or 120.5% resulted from a significant increase in operating expenses. In addition, we had other expense of $307,947 during the three-month period ended June 30, 2011 as compared to $82,684 of other income during the same period in 2010. The increase was attributable to the additional interest expenses of $67,994 from a recent short term bank borrowing of $4,331,683, a penalty and interest expense for a late tax filing of $83,424 and an investment loss of $160,924 from the unconsolidated entities.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

The following table summarizes the results of our operations during the six months periods ended June 30, 2011 and 2010, and provides information regarding the dollar and percentage increase or (decrease) from the six month period ended June 30, 2010 to the six month period ended June 30, 2011.

	Six Months Ended June 30
Item			Increase	% Increase
	2011	2010	(Decrease)	(%Decrease)
Revenue	$16,737,767	$17,503,940	$(766,173)	(4.4%)
Cost of Sales	12,059,158	12,209,252	(150,094)	(1.2%)
Gross Profit	4,678,609	5,294,688	(616,079)	(11.6%)
Operating Expenses	4,131,780	3,087,479	1,044,301	33.8%
Other Income (expense)	(246,901)	41,916	(288,817)	689.0%
Provision for Taxes	68,718	28,128	40,590	144.3%
Net Income attributable to China Marketing Media Holdings, Inc.	171,201	2,142,642	(1,971,441)	(92.0%)

Revenue

Our revenues during the six-month period ended June 30, 2011 were $16,737,767, which is $766,173 or 4.4% less than the same period in 2010, when we had revenues of $17,503,940. The decrease in revenues for the six months ended June 30, 2011 was due to the following: (1) increase in Magazine Sales of $104,956 or 14.8%, (2) increase in Consulting Service of $1,510,681 or 116.3%, (3) decrease in Consumer Products of $927,503 or 8.3% and (4) decrease in Advertising Space Sales of $1,454,307 or 33.7%. The decrease in Consumer Products was due to a supply shortage during January and February of 2011. The decline in Advertising Space Sales was resulted from a soft market.

Components of Revenues

The following table shows the different components comprising our total revenues during the six month periods ended June 30, 2011 and 2010.

	Six Months Ended June 30
Revenue Category			Increase	% Increase
	2011	2010	(Decrease)	(%Decrease)

Publishing	$815,372	$710,416	104,956	14.8%
Advertising Page Sales	2,857,284	4,311,591	(1,454,307)	(33.7%)
Consulting Service	2,809,105	1,298,424	1,510,681	116.3%
Consumer Products	10,256,006	11,183,509	(927,503)	(8.3%)
Total	$16,737,767	$17,503,940	$(766,173)	(4.4%)

CMO’s Revenue

CMO, a related party which is owned by the PRC government, is controlled and directed by a major shareholder which is also the President and Chief Executive Officer of the Company, Mr. Yingsheng Li. CMO is deemed to be a variable interest entity of the Company and accordingly consolidates all of its operations.

On October 23, 2003, Shenzhen Media Investment Co. (MIC), our indirect and wholly-owned subsidiary entered into a 10-year agreement with CMO in exchange for a right to oversee the operation and strategic planning of advertising, publishing, and staff training for the magazines that are published by CMO. Under this agreement, MIC is entitled to collect advertising revenues from customers already existing at the time of the contract, in addition to any new clients that MIC can solicit and develop. Shenzhen Media shall bear all the operating costs and revenues from the contracted businesses. The Company has generated the following revenue as part of the agreement.

	Six months ended June 30,
	2011	2010
Magazine advertising:
Advertising pages sales	$2,223,402	$3,649,939
Publishing	815,372	710,416
Total magazine advertising sales generated from CMO, included in consolidated total	$3,038,774	$4,360,355

The CMO’s revenues during the six-month period ended June 30, 2011 were $3,038,774 (18.2% of total revenue), which is $1,321,580 or 30.3% less than the same period in 2010, when we had CMO’s revenue of $4,360,355 (24.9% of total revenue). The decrease in CMO’s revenue for the six months ended June 30, 2011 was caused mainly by the decrease revenue in advisory service under advertising pages sales. The advisory service’s revenue during the six-month period ended June 30, 2011 was $226,414, a decrease of 80% from $1,155,923 for the same period in 2010. The decrease in advisory service’s revenue was due to a decrease in demand beginning in early 2011. The management expects a further decline in the advisory service’s revenue in the coming months.

Cost of Sales

Our cost of sales during the six-month period ended June 30, 2011 and for the same period of 2010 were $12,059,158 and $12,209,252, respectively, which accounted for 72.0% and 69.8%, respectively. As a percentage of total revenues, cost of sales increased by approximately 2.2% during the applicable periods. Such increase was primarily driven by lower the selling price during the online sales promotions for our Consumer Products.

Operating Expenses

Salaries and related benefits expenses amounted to $1,565,791 during the six-month period ended June 30, 2011 as compared to $1,516,949 during the same period of 2010. The 3.2% increase in payroll expense for the six months period ended 2011 was offset by a 4.1% decrease in 2nd quarter of 2011. The 4.1% decrease was mainly attributable to the close down of the advisory department under Beijing Media Management and Consulting Co. The advisory department was close down in April 2011 and had nine employees with total salaries and related benefits of approximately $11,000 per month.

Our selling, general and administrative expenses were $2,565,989 (15.3% of total sales) and $1,570,530 (9.0% of total sales) for the six months period ended 2011 and for the same period of 2010, respectively. The increase was mainly due to the expenses related to additional bad debt expenses, company wide internal control consulting related costs, transfer title cost for a property between subsidiaries, the hiring of a new PRC legal counsel and the company also accrued additional professional fees beginning 2011 due to a recent engagement with a new independent registered public accounting firm.

Other Income and Expense

Other income and expense includes interest income, interest expense, investment in unconsolidated affiliates and other income and expense not directly related to our principal operations.

Interest income represents interest earned from bank accounts with PRC financial institutions, totaling $4,911 during the six -months period ended June 30, 2011. A decrease in interest income of $80,514 or 94.3% as compared to $85,425 during the same period of 2010 was due to the decrease in the average balance of cash and cash equivalents.

Interest expense represents interest relates to the cost of short- term and long-term borrowings from bank accounts with PRC financial institutions, totaling $67,994 during the six- month ended June 30, 2011. An increase of $67,994 or 100% as compared to 0 during the same period of 2010 was attributable to a recent short term bank borrowing of $4,331,683.

Investment in unconsolidated entities over which the Company has significant influence (20% to 50%) are accounted for under the equity method of accounting and the Company dose not have the ability to exert significant influence (up to 20%) are accounted for under the cost method of accounting. Investment loss from unconsolidated subsidiaries totaling $161,480 during the six-month period ended June 30, 2011. A significant loss increased by $151,392 or 1,500.7% as compared to a loss of $10,088 during the same period of 2010. Such increase was attributable to the continuing operation loss in the unconsolidated entities such as SDMM (30% interest) and BJKP (20% interest). The Company also recognized an impairment loss of $76,357 after the recovery assessment from BJOC(10% interest).

We had other expense of $22,338 during the six-month period ended 2011 as compared to other income of 595 during the same period of 2010.

Income taxes

We incurred income taxes of $68,718 and $28,128 during six months ended June 30, 2011 and 2010, respectively, or an increase of 144.3%. The increase in the income tax expense was driven by SCBCC’s taxable income of $561,005 as compared to a net loss for the same period in 2010.

Net income attributable to China Marketing Media Holdings, Inc.

Including the loss from discontinued operation of $60,009, we reported net income of $171,201 for the six-month period ended June 30, 2011, as compared to 2,142,642 for the same period in 2010. The decrease of $1,971,441 or 92.0% resulted form a 4.4% decrease in revenue and a significant increase in operating expenses. In addition, we had other expense of $246,901during the six-month period ended June 30, 2011 as compared to $41,916 of other income during the same period in 2010. The increase in other expense was attributable to the interest expenses of $67,994 from a recent short term bank borrowing of $4,331,683 as compared to $34,016 in the same period in 2010, penalty and interest expenses for a late tax filing of $83,424 and an investment loss of $161,480 from the unconsolidated entities.

Liquidity and Capital Resources

As of June 30, 2011, we had cash and cash equivalents of approximately $2.5 million and working capital of $13.6 million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow

	Six Months Ended June 30,
	2011	2010
Net cash provided by operating activities	$587,055	$2,950,442
Net cash used in investing activities	(6,869,993)	(2,915,186)
Net cash provided by financing activities	4,275,997	-
Net cash flow (used) provided	$(2,006,941)	$35,256

Operating Activities:

Net cash provided by operating activities was approximately $0.59 million for the six months ended June 30, 2011which was a decrease of approximately $2.36 million from approximately $2.95 million net cash provided by operating activities for the same period of 2010. The decrease was primarily attributable to a significant decrease in net income along with increase in accounts receivable approximately $0.68 million, advances to suppliers approximately $0.50 million and other receivables approximately $0.47 million and partially offset by an increase in deferred revenues approximately $0.91 million.

Investing Activities:

Net cash used in investing activities was approximately $6.87 million for the six months ended June 30, 2011, an increase of approximately $3.95 million from approximately $2.92 million net cash used in investing activities for the same period of 2010. Such increase in net cash used in investing activities was attributable to an increase in (1) advances made to an unrelated party of $4.28 million, (2) purchase of a securities available for sale of $0.30 million and, (3) deposit on purchase of real estate of $2.96 million for a piece of real estate property, which is currently under construction and expected to be completed and delivered in 2011. The Company intends to use this property to house its staff, (4)purchase of units trust investment $0.31 million.

We also use cash for investing activities to make payments relating to acquisition of property, plant and equipment.

Financing Activities:

Net cash provided by financing activities during the six months ended June 30, 2011 was approximately $4.28 million as compared to $0 provided by financing activities for the same period of 2010. Such increase in the net cash provided by financing activities was mainly attributable to short-term bank loan borrowed on March 22, 2011. The short-term loan is secured by a pledge of 1,500,000 ordinary shares of Beijing Fuxing Xiaocheng Electronic Technology Stock Co., Ltd., an unrelated party. As stated in the financial statements note 7, the Company also signed a binding agreement with Mr. Yu Feng, an independent party, to make a temporary advance. Under the terms and conditions of the agreement, this is an unsecured, interest bearing loan at a rate of 5% per annum over the prime rate of the People’s bank of China, payable monthly and due by March 2012. The purpose of this short-term advance was to establish a business relationship and possible partnership in near future.

Cash Flows From Discontinued Operations

Operating Activities:

Net cash provided by operating activities form discontinued operations was approximately $0.82 million for the six months ended June 30, 2011, as compared to net cash used of $0.09 million for the same period in 2010.

Investing Activities:

Net cash used in investing activities from discontinued operations was approximately $0.14 million for the six months ended June 30, 2011, as compared to net cash provided of $0.04million for the same period in 2010.

Financing Activities:

Net cash used in financing activities from discontinued operations was approximately $3.47 million for the six month ended June 2011, as compared to 0 for the same period in 2010.

We believe that our current cash on hand and continuing revenue from operations is sufficient to maintain operations at current levels for at least the next twelve months. However, in order to expand operations, management believes that it will be necessary for us to raise additional capital either through the sale of equity securities or through a long-term debt financing. Full implementation of the current expansion plans may include an acquisition of other magazines and/or advertising businesses that requires approximately $10 million of additional capital. We can provide no ass urances that we will be able to obtain additional capital on terms favorable to the Company, if at all.

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

Currency Fluctuations

Our operating subsidiaries are located in China. All expenses of the subsidiary and revenue received from customers are incurred in China denominated in RMB as the functional currency. Based on Chinese government regulation, all foreign currencies under the category of current accounts are allowed to be freely exchanged with hard currencies. During the past years of operation through July of 2005, there were no significant changes in exchange rates. On July 21, 2005, the Chinese government changed its foreign currency exchange policy from a fixed RMB/USD exchange rate into a flexible rate under the control of the Chinese government. From August 2005 through June 2011, the value of RMB against US dollars appreciated by19.8%, from RMB8.1/ $1 to RMB6. 5/ $1.

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

As disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2011, and its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011, during the Company’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, management identified the significant deficiencies related to (i) the lack of sufficient U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) the lack of a stand alone Audit Committee of the Board of Directors.

Because of the state of the knowledge and training of our current accounting department staff of U.S. GAAP and related internal control procedures is limited, our management has determined that such staff members require additional training and assistance in such areas.  Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions.  Finally, management determined that the lack of a stand alone Audit Committee of the Board also contributes to insufficient oversight of our accounting and audit functions.

In order to correct the foregoing deficiencies, the Company has been taking certain remedial measures which includes, among other things, increasing the number of our accounting staff and professionals. We have already started work with an ERP system provider to design and implement an efficient ERP system to improve our financial and internal control system.

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

•      We have allocated significant financial and human resources to strengthen the internal audit and control structure. We have been actively working with external consultants to assess our data collection, financial reporting, and control procedures and to strengthen our internal controls over financial reporting. We anticipate completing these measures on or before December 31, 2011.

•      We have and continue to search for suitable candidates to serve as independent directors on our Board and the Audit Committee. In addition, we are seeking to appoint a Board member that will meet the definitions of an “Audit Committee financial expert”. We intend to have our Audit Committee meet at least once every quarter, prior to the release of that periods’ financial statements, to, among other things, discuss, with management and our independent auditors, prior to the release of each periods’ financial statements, the financial statements themselves, significant accounting policies and estimates, our internal controls, and the scope and findings of the work performed by our independent auditor in its audit or review of the financial statements. We have interviewed several candidates to date, but have not yet filled either independent director or Audit Committee as of the date of this Quarterly Report. We anticipate completing these measures on or before December, 2011.

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

As discussed in Note 12 of the financial statements, a significant portion of the Company’s operations is derived from and depends upon an agreement with CMO. For six-month period ended June 30, 2011, CMO’s $3.04 million revenue represented approximately 18.2% of the Company’s total revenue. More significantly, the net income generated from the CMO was approximately 708K more than company’s total net income. The Company is striving to diversify its revenue sources by offering new product lines and seeking acquisition. The Company cannot provide any assurance that it will be successful in achieving sufficient diversification in the near future, if at all.

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

The recent global economic conditions could negatively affect our business, results of operations, and financial condition.

The recent international, national and regional economic conditions may have an impact on our business and our financial condition, specially the downgrading of U.S. credit rating. Experts believe that the U.S. credit rating downgrade is likely to increase the intensity of external pressure, increasing the pressure on China’s economic development. Our ability to access the capital markets may be restricted at a time when we would like, or need, to raise capital, which could have an impact on our flexibility to react to changing economic and business conditions.  In addition, these economic conditions also impact levels of consumer spending, which have recently deteriorated significantly and may remain depressed for the foreseeable future.  Consumer purchases of discretionary items, including our magazines and consumer products, generally decline during recessionary periods and other periods where disposable income is adversely affected.  In addition, a substantial portion of our revenues is derived from the sale of advertising space.  In a down economy, advertising budgets are usually the first budgets to be cut. Also, even slight downturns in the economy may cause our advertising customers to advertise less or negotiate lower rates with us.  If demand for our products fluctuates as a result of economic conditions or otherwise, our revenue and gross margin could be harmed.

Investor confidence and the market price of our shares may be adversely impacted if we are unable to correct significant deficiency in our internal controls over our financial reporting identified by our management.

During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2010 and March 31, 2011, management identified significant deficiencies related to our U.S. GAAP expertise, internal audit functions and the absence of Audit Committee, as of that date.  The current staff in the accounting department of the subsidiaries is relatively new to U.S. GAAP and internal control procedures and needs substantial additional training so as to meet with the higher demands of being a U.S. public company.  The significant deficiency in internal audit function is also due to the Company’s lack of sufficient qualified resources to perform internal audit functions.  We have taken steps to address these deficiencies which steps are yet to be completed, and to the extent any of these deficiencies remains, our financial condition could be adversely affected.

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

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions.  As of September 15, 2011, the closing price for our common stock was $0.07 per share and therefore, it is designated a “penny stock.”  As a “penny stock”, our common stock may become subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule”.  This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses).  For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale.  As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-month period ended June 30, 2011, we made no unregistered sales of our equity securities; nor were there any repurchases of our equity securities during the same period.

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

CHINA MARKETING MEDIA HOLDINGS, INC.

DATE: September 22, 2011

By :/s/ Yingsheng Li
Yingsheng Li, President and CEO
(Principal Executive Officer)

DATE: September 22, 2011

By :/s/ Zhen Zhen Peri
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