Form 10-Q
period 2011-09-30
China Marketing Media Holdings, Inc.
filed 2011-11-21
CIK 1353307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

Yes [X]             No [  ]

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 15, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, no par value	28,686,002

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA MARKETING MEDIA HOLDINGS, INC.

(Unaudited)

Condensed Consolidated Financial Statements

For The Three And Nine Months Ended September 30, 2011 and 2010

CHINA MARKETING MEDIA HOLDINGS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	4

Condensed Consolidated Statements of Operations And Comprehensive Income for the Three and Nine Months Ended September 30, 2011 and 2010 (Unaudited)	5 - 6

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 (Unaudited)	7

Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2011 (Unaudited)	8

Notes to Condensed Consolidated Financial Statements (Unaudited)	9 - 26

CHINA MARKETING MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash	$1,911,664	$7,177,767
Securities available-for-sale	267,657	-
Accounts receivable, net	2,227,251	2,295,022
Prepaid expenses	80,886	154,418
Advances to suppliers	3,599,830	3,692,151
Other receivables	2,573,280	828,181
Advance to unrelated party	4,373,770	-
Inventory	621,457	653,857
Due from affiliates	7,397,413	3,779,441
Investments held to maturity	937,236	-
Total current assets	23,990,444	18,580,837

Other assets:
Investments – cost method	-	75,622
Investments – equity method	2,201,796	2,247,684
Investment held to maturity – non-current	312,413	907,468
Goodwill	394,887	382,345
Property, plant and equipment, net	1,235,457	1,156,583
License agreement, net	416,982	455,785
Prepayment on purchase of real estate	3,023,150	-
Website development costs	9,002	-
Total other assets	7,593,687	5,225,487

TOTAL ASSETS	$31,584,131	$23,806,324

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,489,841	$828,692
Accrued expenses	268,092	153,582
Deferred revenues	2,596,665	1,113,735
Taxes payable	2,678	197,433
Other payable	1,196,777	521,480
Short-term bank loan	4,373,770	-
Total current liabilities	9,927,823	2,814,922

Long-term liabilities:
Deferred tax liability	-	28,329

Total liabilities	9,927,823	2,843,251

Commitments and contingencies

Stockholders’ equity:
Common stock, no par value, 100,000,000 shares authorized, 28,686,002 shares issued and outstanding	1,112,546	1,112,546
Additional paid-in capital	165,000	165,000
Statutory reserve	1,669,575	299,472
Retained earnings	15,448,144	16,771,045
Accumulated other comprehensive income	3,261,043	2,615,010

Total stockholders’ equity	21,656,308	20,963,073

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,584,131	$23,806,324

See accompanying notes to condensed consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Revenue	$6,627,666	$9,122,428	$23,365,433	$26,626,368

Cost of revenue	4,869,666	6,152,549	16,928,824	18,361,801

Gross profit	1,758,000	2,969,879	6,436,609	8,264,567

Operating expenses:
Salaries and related benefits expenses	761,801	686,127	2,327,592	2,203,076
Selling, general and administrative expenses	1,032,202	803,082	3,598,191	2,373,612

Total operating expenses	1,794,003	1,489,209	5,925,783	4,576,688

(Loss) income from operations	(36,003)	1,480,670	510,826	3,687,879

Other income (expense):
Interest income	1,784	26,208	6,695	111,633
Interest expense	(95,298)	(415)	(163,292)	(34,431)
Investment loss in unconsolidated affiliates	(33,019)	(23,172)	(194,499)	(33,260)
Subsidy income	40,290	-	101,376	-
Other (expenses) income	-	192	(83,424)	787

Total other (expenses) income	(86,243)	2,813	(333,144)	44,729

(Loss) income from continuing operations before income tax expense	(122,246)	1,483,483	177,682	3,732,608
Income tax expense	(1,364)	(75)	(70,082)	(28,203)

(Loss) income from continuing operations, net of income tax expense	(123,610)	1,483,408	107,600	3,704,405

(Loss) income from discontinued operations, net of income tax expense	(389)	(47,443)	(60,398)	(130,540)

NET (LOSS) INCOME	$(123,999)	$1,435,965	$47,202	$3,573,865
Add: net loss attributable to non-controlling interests	-	(33,084)	-	(28,342)

Net (loss) income attributable to China Marketing Media Holdings, Inc.	$(123,999)	$1,402,881	$47,202	$3,545,523

Amounts attributable to China Media Holdings, Inc.
(Loss) income from continuing operations	(123,610)	1,483,408	107,600	3,704,405
(Loss) income from discontinued operations	(389)	(80,527)	(60,398)	(158,882)
Net (loss) income attributable to China Media Holdings, Inc.	$(123,999)	$1,402,881	$47,202	$3,545,523

CHINA MARKETING MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (CONTINUED)
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Net (loss) income per common share attributable to China Marketing Media Holdings, Inc. – Basic and diluted
Continuing operations	(0.00)	0.05	0.00	0.13
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.01)
Net (loss) income per common share	(0.00)	0.05	0.00	0.12

Weighted average number of common share outstanding – basic and diluted	28,686,002	28,686,002	28,686,002	28,686,002

Other comprehensive income, net of tax
Net (loss) income	$(123,999)	$1,435,965	$47,202	$3,573,865
Unrealized loss on securities available-for-sale	(61,535)	-	(43,732)	-
Foreign currency translation adjustment	207,414	374,350	689,765	439,591
Comprehensive income	21,880	1,810,315	693,235	4,013,456
Comprehensive loss attributable to non-controlling interests	-	(33,084)	-	(28,342)

Comprehensive income attributable to China Marketing Media Holdings, Inc.	$21,880	$1,777,231	$693,235	$3,985,114

See accompanying notes to condensed consolidated financial statements

CHINA MARKETING MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net income from continuing operations	$107,600	$3,704,405
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Amortization and depreciation	246,263	205,393
Bad debt expenses	253,701	-
Equity investment loss from unconsolidated subsidiaries	117,648	33,260
Impairment loss on investment – cost method	76,851	-
Loss on disposal of property, plant and equipment	5,347	14,544
Changes in operating assets and liabilities:
Accounts receivable	(185,350)	326,206
Prepaid expenses	77,338	273,496
Advances to suppliers	(560,378)	194,845
Other receivables	(1,705,053)	(123,520)
Inventory	52,987	(483,132)
Accounts payable	623,811	24,613
Accrued expenses	109,811	(46,264)
Deferred revenues	1,595,567	389,473
Taxes payable	(186,555)	(32,058)
Other payable	651,817	75,856
Deferred tax liability	(28,790)	-
Net cash provided by operating activities	1,252,615	4,557,117

Cash flows from investing activities:
Advances made to affiliates	(150,881)	(3,421,444)
Advances made to unrelated party	(4,303,713)	-
Purchase of property, plant and equipment	(192,558)	(42,400)
Payment of website development costs	(8,858)	-
Payment on purchase of real estate	(2,974,726)	-
Proceeds from disposal of a subsidiary	153,704	-
Purchase of investment held to maturity	(307,408)	(1,246,993)
Purchase of securities available-for-sale	(306,401)	-
Purchase of intangible assets	(73,351)	-
Net cash used in investing activities	(8,164,192)	(4,710,837)

Cash flows from financing activities:
Proceeds from short-term bank loan	4,303,713	-

Net cash provided by financing activities	4,303,713	-

Cash flows from discontinued operations:
Operating cash flows	828,414	(51,385)
Investing cash flows	(143,948)	33,963
Financing cash flows	(3,491,544)	-

Net cash used in discontinued operations	(2,807,078)	(17,422)

Effect of exchange rate changes in cash and cash equivalents	148,839	109,310

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,266,103)	(61,832)

BEGINNING OF PERIOD	7,177,767	5,546,749

END OF PERIOD	$1,911,664	$5,484,917

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$70,082	$55,320
Cash paid for interest	$163,292	$-

See accompanying notes to condensed consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

					Accumulated
					other		Total
	Common stock		Retained	Additional	comprehensive	Statutory	stockholders’
	Shares	Amount	earnings	paid-in capital	income	reserve	equity

Balance as of January 1, 2011	28,686,002	$1,112,546	$16,771,045	$165,000	$2,615,010	$299,472	$20,963,073

Net income for the period	-	-	47,202	-	-	-	47,202

Unrealized holding loss on securities available-for-sale	-	-	-	-	(43,732)	-	(43,732)

Appropriation to statutory reserve	-	-	(1,370,103)	-	-	1,370,103	-

Foreign currency translation adjustment	-	-	-	-	689,765	-	689,765
Balance as of September 30, 2011	28,686,002	$1,112,546	$15,448,144	$165,000	$3,261,043	$1,669,575	$21,656,308

See accompanying notes to condensed consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

On March 31, 2011, the Company disposed of its wholly owned subsidiary, Shenzhen New Media Advertising Co., Ltd. (“SNMAC”) for a consideration of $154,703. There was no gain or loss on disposal of a subsidiary for the three and nine months ended September 30, 2011.

The Company currently publishes 4 main issues and 8 special issues of its magazine. Currently, the distribution network of its magazines consists of over 60 major distribution agencies and approximately 30,000 bookstores and news stands covering over approximately 300 cities throughout China.

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

The accompanying unaudited condensed consolidated financial statements as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America for financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited consolidated financial statements. The unaudited condensed consolidated balance sheet as of September 30, 2011, the unaudited condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2011 and 2010, the unaudited consolidated statement of changes in stockholders’ equity for the nine months ended September 30, 2011, and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

The results for the nine months ended September 30, 2011 are not necessarily indicative of results to be expected for the year ending December 31, 2011 or for any future periods. The consolidated balance sheet at December 31, 2010 has been derived from audited consolidated financial statements; however, the notes to the consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC on March 31, 2011.

NOTE – 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Reclassifications

Certain comparative figures have been reclassified to conform to the current period financial statement presentation.

●	Basis of consolidation

The condensed consolidated financial statements include the accounts of CMKM and its majority-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

●	Use of estimates

The preparation of the financial statements in conformity with US generally accepted accounting principles (“GAAP”) requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the recoverability of the carrying amount and the estimated useful lives of long-lived assets; long- term investments, valuation allowances for receivables and due from affiliates, and realizable values for inventories. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the unaudited consolidated financial statements in the periods they are deemed to be necessary.

●	Cash and cash equivalents

For purposes of the statements of cash flows, cash and cash equivalents includes cash on hand and demand deposits held by banks. Deposits held in financial institutions in the PRC are not insured by any government entity or agency. The Company has ability to transfer cash within its corporate structure, except for cash and cash equivalents maintained in the PRC, which are restricted to transfer out of the PRC, unless the approval is granted by the local government.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

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

As of September 30, 2011, the Company had an allowance for doubtful accounts of $50,048.

●	Advances to suppliers

The Company made advanced payments to suppliers for the purchase orders of Pens (IP-OIT) in the normal course of business. Advances to suppliers are recorded when payment is made by the Company and deducted against inventory when goods are received. The advanced payments to suppliers are interest free and unsecured. At September 30, 2011, the Company received a certain portion of inventory and it is expected to be fully received in the next twelve months.

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

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

Property, plant and equipment consist of the following:

	September 30, 2011	December 31, 2010

Buildings	$1,151,496	$1,114,923
Motor vehicles	421,611	356,669
Furniture and equipment	119,761	136,685
Computer equipment	239,546	215,880
	1,932,414	1,824,157
Less: accumulated depreciation	(696,957)	(667,574)

Property, plant and equipment, net	$1,235,457	$1,156,583

Depreciation expense for the three months ended September 30, 2011 and 2010 was $46,684 and $22,666, respectively.

Depreciation expense for the nine months ended September 30, 2011 and 2010 was $120,019 and $72,965, respectively.

Long-lived assets of the Company are reviewed annually to assess whether the carrying value has become impaired according to the guidelines established in the ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”. No impairment of assets was recorded as of September 30, 2011.

●	Goodwill

Goodwill represents the excess of cost over fair value of assets of businesses acquired. Goodwill acquired in a business combination is not amortized. The Company evaluates the carrying amount of goodwill for impairment annually on December 31 and whenever events or circumstances indicate impairment may have occurred.

When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company did not have any goodwill impairment as of September 30, 2011.

●	License agreements

In accordance with ASC Topic 350-50, “General Intangibles Other Than Goodwill”, intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives. The carrying amount of the asset is reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. No intangible asset impairment charges are deemed necessary as of September 30, 2011.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

Amortization expense of the various license agreements included in cost of revenue for the three months ended September 30, 2011 and 2010 was $44,171 and $54,802, respectively.

Amortization expense of the various license agreements included in cost of revenue for the nine months ended September 30, 2011 and 2010 was $126,244 and $132,428, respectively.

As of September 30, 2011, the estimated future annual amortization expenses related to the license agreements for the balance of the agreements are as follows:

Years ending December 31:
2011	$46,641
2012	183,340
2013	151,717
2014	16,289
2015 and thereafter	18,995
Total:	$416,982

●	Investments at cost and equity

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

As of September 30, 2011, the following entities are accounted for under the equity method of accounting:

(a)	Shenzhen Keungxi Technology Company Ltd. ("SKTC")

SKTC’s business scope includes, among others, sales and development of computer software, and computer and communication systems. It also provides information system consulting services. The Company, through MIC, owns 48% of the equity interest of SKTC whereas the remaining 52% is owned by three shareholders of the Company.

Balance as of December 31, 2010	$8,949
Investment loss (48%) for the nine months ended September 30, 2011	(963)
Exchange difference	221

Balance as of September 30, 2011	$8,207

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

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

Balance as of December 31, 2010	$2,173,515
Investment loss (30%) for the nine months ended September 30, 2011	(54,008)
Exchange difference	70,420

Balance as of September 30, 2011	$2,189,927

(c)	Beijing Guangrun Lingzhi International Advertising Co. Ltd. (“BJGL”)

BJGL was incorporated in China in November 2010 and is mainly engaged in providing advertising services. The Company, through Beijing Media, owns 40% of the equity interest of BJGL and one corporate shareholder, Highlight Consulting Co., Ltd., and two individual shareholders, Tianyou Cai and Tieying Luo, own the remaining 40%, 10% and 10% equity interest of BJGL, respectively.

Balance as of December 31, 2010	$3,546
Investment loss (40%) for the nine months ended September 30, 2011	-
Exchange difference	116

Balance as of September 30, 2011	$3,662

(d)	Beijing Kang Pusen Media Consultation Planning Co., Ltd. (“BJKP”)

BJKP was incorporated in China in March 2008 and is mainly engaged in providing sales training services. The Company, through Shenzhen New Media, owns 20% of the equity interest of BJKP and four individual shareholders, Xiaofang Wang, Yi Rong, Qiang Zhao and Lijie Wang, own the remaining 50%, 10%, 10% and 10% equity interest of BJKP, respectively.

Balance as of December 31, 2010	$61,674
Investment loss (20%) for the nine months ended September 30, 2011	(62,677)
Exchange difference	1,003

Balance as of September 30, 2011	$-

As of September 30, 2011, the following entities are accounted under the cost method:

Name of entity	Ownership %	Cost	Description of entity

Beijing Orient Converge Human Resources Management Center Co. Ltd (“BJOC”)	10%	$77,351	Provides consulting, professional training and relevant sale and marketing services to business enterprises in China

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

For the nine months ended September 30, 2011, the Company recognized an impairment loss of $76,851 after the recovery assessment.

●	Prepayment on purchase of real estate

The deposit in the amount of $3,023,150 is equivalent to the total purchase price for the residential units in Shenzhen City, Guangdong Province, the PRC which will be used for staff quarters (see note 8).

●	Revenue recognition

In accordance with ASC Topic 605, "Revenue Recognition" , the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured. Revenue recognition by each of the Company’s segments is described below:

(a)       Magazine advertising

The Company publishes three issue magazines each month, (namely Sale edition, Channel edition and Case edition) of "China Marketing" and other special editions periodically, for example, "China Business & Trade" – (Training edition). The Company recognizes revenues for the advertising sales and consulting service ratably over the periods when the customer's advertisements are published and services are provided. Amounts invoiced or collected in advance from the customers of delivering the advertising sales are recorded as deferred revenue. Revenue is recognized when the advertisements are released. Total revenue from the advertising sales is $4,153,656 and $6,470,888 for the nine months ended September 30, 2011 and 2010, respectively. Total revenue from marketing consulting service is $3,853,204 and $2,171,423 for the nine months ended September 30, 2011 and 2010, respectively.

(b)      Publishing

The Company recognizes revenue from the publishing of the above magazines when the risks and rewards of ownership of the goods have transferred to the customer, which is usually on delivery or when title passes. The Company gives the sales agent the right to return the magazines. Provisions for estimated returns are provided for in the same period the related sales are recorded. Generally, the Company will record a reduction to gross sales based on estimated sales agents returns. The actual amount of sales returns realized may differ from the estimates. If actual sales return is determined, adjustment would be made to net sales in the period in which such a determination is made. Total revenue from the publishing business is $1,261,543 and $1,146,295 for the nine months ended September 30, 2011 and 2010, respectively.

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

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

An analysis of the Company’s revenues by products is as follows:

	Three months ended September 30,
	2011	2010
Magazine advertising:
Advertising pages sales	$1,296,372	$2,159,297
Marketing consulting service	1,044,099	872,999
Publishing	446,171	435,879
Total magazine advertising	2,786,642	3,468,175
Consumer products	3,841,024	5,654,253

Total revenue	$6,627,666	$9,122,428

	Nine months ended September 30,
	2011	2010
Magazine advertising:
Advertising pages sales	$4,153,656	$6,470,888
Marketing consulting service	3,853,204	2,171,423
Publishing	1,261,543	1,146,295
Total magazine advertising	9,268,403	9,788,606
Consumer products	14,097,030	16,837,762

Total revenue	$23,365,433	$26,626,368

●         Cost of revenue

Cost of revenue also includes labor cost, subcontracting fee and direct operating cost incurred by the Company in rendering of the consulting service to the customers.

●         Subsidy income

Subsidy income is received at a discretionary amount as determined by the local PRC government, which represents government grant or incentive award accredited to the Company for its contribution in the promotion and development of culture and media industry in the PRC. The amount is un-conditional, non-refundable and without any restrictions on usage at the time of grant to and receipt by the Company. Subsidy income is recognized in the accompanying condensed consolidated statements of operations in the period when it was received from the local PRC government.

●         Earnings per share

Basic earnings per common share ("EPS") are calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive securities, such as stock options and warrants. For the three and nine months ended September 30, 2011 and 2010, the Company did not have any potentially dilutive securities.

●	Foreign currency translation

The Company uses United States dollars (“U.S. Dollar” or “US$” or “$”) for financial reporting purposes. The subsidiaries within the Company maintain their books and records in their functional currency, Chinese Renminbi (“RMB”), being the lawful currency in the PRC.   Assets and liabilities of the subsidiaries are translated from RMB into U.S. Dollars using the applicable exchange rates prevailing at the balance sheet date. Results of operations and cash flows are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income in the statement of changes in stockholders’ equity. The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to these restrictions.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

The exchange rates used to translate amounts from RMB into U.S. Dollars for the purposes of preparing the condensed consolidated financial statements are as follows:

	September 30, 2011	September 30, 2010	December 31, 2010

Balance sheet items, except for equity accounts – (as of)	6.4018	6.6981	6.6118
Items in statements of income and cash flows – (for the nine months ended)	6.5060	6.8164

There is no assurance that the RMB amounts could have been, or could be, converted into U.S. dollars at the above rates.

●	Income taxes

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

The Company has recorded no deferred tax assets as of September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011, the Company recognized interest and penalties of $83,424 associated with a late tax filing charge for the tax year ended December 31, 2007. As of September 30, 2011, the Company did not have any significant unrecognized uncertain income tax positions.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

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

NOTE – 3   SECURITIES AVAILABLE-FOR-SALE

In June 2011, the Company acquired 164,600 shares of Suning Corporation, a security listed in the Shenzhen Stock Exchange, for a consideration of $311,389.

The security is classified as available-for-sale and is recorded at its fair market value with the corresponding unrealized holding gains or losses, recorded as a separate component of other comprehensive income within stockholders’ equity. The fair value of marketable securities is determined based on quoted market prices at the balance sheet dates. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

NOTE – 4   INVESTMENTS HELD TO MATURITY

	September 30, 2011	December 31, 2010
Investment in unit trust in the PRC, held to maturity:
- Maturity in 18 months with an interest rate ranging from 8.5% to 9.5% per annum	$781,030	$756,223
- Maturity in 24 months with an interest rate of 9% per annum	468,619	151,245

	1,249,649	907,468
Current portion due within one year	(937,236)	-

Investments in unit trust, non-current	$312,413	$907,468

NOTE – 5   DUE FROM AFFILIATES

A)         Operation and Management Right Agreement - CMO

Sale and Marketing Publishing House ("CMO"), an affiliate owned by the PRC government, is controlled and directed by a common director and major shareholder of the Company. CMO is not a direct or indirect subsidiary of the Company. The Company transacted with CMO in accordance with the Operation and Management Right Agreement (“the agreement”) in the normal course of business.

On October 23, 2003, Shenzhen Media entered into the agreement in a term of 10 years with CMO. The agreement calls for the payment of $1,220,930 to CMO in exchange for a right to oversee the operation and strategic planning of advertising, publishing, and staff training for the magazines that are published by CMO. Under this agreement, Shenzhen Media is entitled to collect advertising revenues from customers already existing at the time of the contract, in addition to any new clients that Shenzhen Media can solicit and develop. Shenzhen Media shall bear all the operating costs and receive all the revenues from the contracted businesses.

In connection with the agreement with CMO, the Company has generated the following revenue as part of the agreement.

	Three months ended September 30,
	2011	2010
Magazine advertising:
Advertising pages sales	$644,347	$1,657,045
Publishing	446,171	435,879

Total magazine advertising sales generated from CMO, included in consolidated total	1,090,518	2,092,924
Net income generated from CMO, included in net income	$173,198	$1,253,568

	Nine months ended September 30,
	2011	2010
Magazine advertising:
Advertising pages sales	$2,867,749	$5,306,984
Publishing	1,261,543	1,146,295

Total magazine advertising sales generated from CMO, included in consolidated total	4,129,292	6,453,279
Net income generated from CMO, included in net income	$1,051,972	$4,094,239

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

As of September 30, 2011 and December 31, 2010, due from affiliates includes receivable from CMO totaling $5,189,217 and $3,020,402, which are unsecured, and non-interest bearing. These receivables have no fixed payment schedule and are due on demand.

B)        SDMM

As of September 30, 2011, the balance of due from affilities includes a receivable from SDMM totaling $1,901,126, which is unsecured, and non-interest bearing. The receivable has no fixed repayment schedule and is due on demand.

C)        SKTC

As of September 30, 2011 and December 31, 2010, the balance of due from affiliates includes receivable from SKTC totaling $2,343 and $392,906, respectively which is unsecured, and non-interest bearing. The receivable has no fixed repayment schedule and is due on demand.

D)        Other affiliates

As of September 30, 2011 and December 31, 2010, balances due from other affiliates, namely Shenzhen Caina Branding and Product Design Co., Ltd. and Shanghai Caina Marketing and Planning Co., Ltd., which are controlled by Mr. Zhu Yu Tong, a director of the Company’s subsidiary, SCBCC, represent temporary advances totaling $304,727 and $366,133, which are unsecured, and bear no interest. These amounts due from affiliates have no fixed repayment schedule and are due on demand.

NOTE – 6   OTHER RECEIVABLES

Other receivables consisted of:

	September 30, 2011	December 31, 2010

Advances to third parties	$1,263,382	$732,816
Advances to employees	1,215,541	90,165
Rental deposits	33,851	2,722
Value-added tax recoverable	59,608	-
Others	898	2,478

	$2,573,280	$828,181

The advances to third parties represent temporary advances made by the Company in the normal course of business, which are unsecured, interest-free and repayable in the next twelve months.

The advances to employees represent temporary advances made by the Company for expenses incurred by the employees in the normal course of business, which are unsecured, interest-free and will be reimbursed in the next twelve months.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

NOTE – 7   ADVANCE TO UNRELATED PARTY

During the period ended September 30, 2011, in connection with a short-term bank loan, the Company advanced $4,373,770 to an independent party namely, Mr. Yu Feng, which is unsecured, bears interest at a rate of 5% per annum over the prime rate of the People’s Bank of China, payable monthly and due by March 2012. As of September 30, 2011, the effective interest rate was 6.4%. The purpose of this short-term advance was to establish a business relationship and possible partnership with Mr. Yu Feng in the development of new e-business in the near future.

NOTE – 8   DEPOSIT ON PURCHASE OF REAL ESTATE

On January 18, 2011, the Company entered into a real estate property purchase agreement (the “Agreement”) with an independent party namely, Shenzhen Wan Jiang Investment Co., Ltd. (“Wan Jiang”) to purchase various residential units in Shenzhen City, Guangdong Province, the PRC with a consideration of $3,023,150 (equivalent to RMB 19,353,600). As of September 30, 2011, the transfer of the title has not yet occurred because the property developer has postponed the delivery of real estate property. The Company believes that the title of real estate property will be received in the next twelve months. The Company intends to use this property as staff quarters.

NOTE – 9   SHORT-TERM BANK LOAN, SECURED

On March 22, 2011, the Company obtained short-term bank borrowing of $4,331,683 from a PRC financial institution, in a term of one year due on March 22, 2012. The short-term bank borrowing bears interest at a rate of 5% per annum over the prime rate of The People’s Bank of China, payable monthly. As of September 30, 2011, the interest rate was 6.4% per annum. The borrowing is secured by a pledge of 1,500,000 shares of Beijing Fuxing Xiaocheng Electronic Technology Stock Co., Ltd., a public company, shares of which are held by Mr. Yu Feng, through a financial institution, namely, Shenzhen Junwei Investment and Development Co., Ltd. in the PRC.

NOTE – 10         DISCONTINUED OPERATIONS

On March 31, 2011, SNMC entered into an agreement with two unrelated parties to sell its 100% subsidiary, SNMAC for a consideration of $154,703. At the same time SNMC applied for transfer of ownership with the local government. The transfer process was completed and finalized on April 6, 2011.

The assets and liabilities of the discontinued operations as of September 30, 2011 were as follows:

Assets of discontinued operations
Current assets	$157,297
Plant and equipment, net	16,027

Total assets	173,324
Less: liabilities of discontinued operations	(18,621)

154,703
Less: consideration received	(154,703)
Gain/(loss) on disposal of subsidiary	$-

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

NOTE – 11          INCOME TAXES

United States

The Company was incorporated in the United States of America and is subject to U.S. tax law. No provisions for income taxes have been made as the Company has no U.S. taxable income for the periods presented. The applicable income tax rates for the Company for the nine months ended September 30, 2011 and 2010 are 34%.

British Virgin Islands

The Company’s subsidiary, Media Challenge was incorporated in the British Virgin Islands and is not subject to income taxes under the current laws of the British Virgin Islands.

PRC

The Company’s subsidiaries in the PRC are currently subject to income taxes according to applicable tax laws in the PRC. The tax rates are 24% for SNMAC, 24% for SNMC and MIC, 25% for BMMCC and 0% for CMO. The provision for income taxes for the nine months ended September 30, 2011 and 2010 was $70,082 and $28,203, respectively.

Pursuant to the laws and regulations in the PRC, SNMAC, as a wholly-foreign-owned enterprise ("WFOE") in the PRC, is entitled to an exemption from the PRC enterprise income tax for two years commencing from its first profitable year in 2006. NMA accounts for most of the revenue during the periods presented. Other subsidiaries income tax rates range from 0% to 25%.

(a)         The provision for income taxes consists of the following for the:

	Nine months ended September 30,
	2011	2010
PRC:
Current tax	$70,082	$28,203
Deferred tax	-	-

Total	$70,082	$28,203

(b)         Deferred tax

No provision for deferred tax assets or liabilities has been made since the Company had no material temporary differences between the tax bases of assets and liabilities and their carrying amounts.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of September 30, 2011:

Deferred tax assets:
Net operating loss carryforwards from:
- Local	$-
- Foreign	594,807
594,807
Less: valuation allowance	$(594,807)
Deferred tax assets	-

As of September 30, 2011, the Company has accumulated $2,416,189 of net operating loss carryforwards available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $594,807 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

For the three months ended September 30, 2011 and 2010, $1,090,518 and $2,092,924 of sales and $173,198 and $1,253,568 of net income were generated through the arrangement with CMO, respectively.

For the nine months ended September 30, 2011 and 2010, $4,129,292 and $6,453,279 of sales and $1,051,972 and $4,094,239 of net income were generated through the arrangement with CMO, respectively.

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

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

NOTE – 13         COMMITMENTS AND CONTINGENCIES

(a)       Operating lease commitments

The Company leases various office spaces under several non-cancelable operating agreements in a term ranging from 1 to 4 years, with fixed monthly rentals, expiring between December 2010 and December 2012. Costs incurred under these operating leases are recorded as rent expense and totaled approximately $273,030 and $245,019 for the nine months ended September 30, 2011 and 2010.

As of September 30, 2011, future minimum rent payments due under the remaining term of the various non-cancelable operating leases are as follows:

Year ending December 31:
2011	$96,708
2012	307,644
2013	75,916
2014	14,081
Total:	$494,349

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company had no inter-segment sales for the three and nine months ended September 30, 2011 and 2010. The Company’s reportable segments offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30, 2011
	Magazine advertising	Consumer products	Corporate	Total

Revenue, net	$2,786,642	$3,841,024	$-	$6,627,666
Cost of revenue	(1,343,920)	(3,525,746)	-	(4,869,666)
Gross profit	1,442,722	315,278	-	1,758,000
Depreciation and amortization	46,556	44,299	-	90,855
Income (loss) from continuing operations, net of tax	119,458	(194,574)	(48,494)	(123,610)
Discontinued operations, net of tax	(389)	-	-	(389)
Net income (loss)	119,069	(194,574)	(48,494)	(123,999)
Total assets	$9,678,001	$22,072,017	$3,448	$31,753,466

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	Three months ended September 30, 2010
	Magazine advertising	Consumer products	Corporate	Total

Revenue, net	$3,468,175	$5,654,253	$-	$9,122,428
Cost of revenue	(822,769)	(5,329,780)	-	(6,152,549)
Gross profit	2,645,406	324,473	-	2,969,879
Depreciation and amortization	39,345	57,396	-	96,741
Income (loss) from continuing operations, net of tax	1,506,195	7,961	(30,748)	1,483,408
Discontinued operations, net of tax	(47,443)	-	-	(47,443)
Net income (loss)	1,458,752	7,961	(30,748)	1,435,965
Total assets	$7,997,139	$13,608,582	$(175,935)	$21,429,786

	Nine months ended September 30, 2011
	Magazine advertising	Consumer products	Corporate	Total

Revenue, net	$9,268,403	$14,097,030	$-	$23,365,433
Cost of revenue	(3,803,148)	(13,125,676)	-	(16,928,824)
Gross profit	5,465,255	971,354	-	6,436,609
Depreciation and amortization	115,673	130,590	-	246,263
Income (loss) from continuing operations, net of tax	882,865	(613,558)	(161,707)	107,600
Discontinued operations, net of tax	(60,398)	-	-	(60,398)
Net income (loss)	822,467	(613,558)	(161,707)	47,202
Total assets	$9,678,001	$22,072,017	$3,448	$31,753,466

	Nine months ended September 30, 2010
	Magazine advertising	Consumer products	Corporate	Total

Revenue, net	$9,788,606	$16,837,762	$-	$26,626,368
Cost of revenue	(2,256,873)	(16,104,928)	-	(18,361,801)
Gross profit	7,531,733	732,834	-	8,264,567
Depreciation and amortization	61,029	144,364	-	205,393
Income (loss) from continuing operations, net of tax	3,951,472	(214,265)	(32,802)	3,704,405
Discontinued operations, net of tax	(130,540)	-	-	(130,540)
Net income (loss)	3,820,932	(214,265)	(32,802)	3,573,865
Total assets (liabilities)	$7,997,139	$13,608,582	$(175,935)	$21,429,786

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

All of the Company’s revenues were derived from customers located in the PRC.

NOTE – 15         SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10-Q. There were no subsequent events that required recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; and any statements of belief or intention. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 31, 2011 and subsequent SEC filings, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

Certain Terms

Except where the context otherwise requires and for the purposes of this report only:

•	“BVI” refers to the British Virgin Islands;

•	“China,” “Chinese” and “PRC” refer to the People’s Republic of China and do not include Taiwan and the special administrative regions of Hong Kong and Macao;

•	“China Marketing Media,” “the Company,” “we,” “us,” and “our” refer to China Marketing Media Holdings, Inc. and its subsidiaries;

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

•	“Media Challenge” refers to Medial Challenge Holdings, Limited, our direct, wholly-owned BVI subsidiary;

•	“RMB” refers to Renminbi, the legal currency of China;

•	“CMO” refers to our affiliate, Sale and Marketing Publishing House;

•	“SEC” refers to the United States Securities and Exchange Commission;

•	“Securities Act” refers to the Securities Act of 1933, as amended;

•	“MIC” refers to Shenzhen Media Investment Co., Ltd., our indirect, wholly-owned subsidiary, a Chinese company;

•	“SNMC” refers to Shenzhen New Media Consulting Co., Ltd., our indirect, wholly-owned subsidiary, a Chinese company;

•	“SNMAC” refers to Shenzhen New Media Advertising Co., Ltd., our indirect, wholly-owned subsidiary, a Chinese company. The entity was sold on April 7, 2011;

•	“SCBCC” refers to Shenzhen Caina Brand Consultant Company, our indirect, wholly-owned subsidiary, a Chinese company;

•	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States.

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

We do not maintain a corporate website, but we utilize http://www.cmmo.com.cn for the sale and promotion of the magazines we publish.

Third Quarter Financial Performance Highlights

The following are some financial highlights for the third quarter of 2011:

•	Revenues: Our revenues were approximately $6.63 million for the third quarter of 2011, a decrease of 27.3% from the same quarter a year ago.
•	Gross Margin: Gross margin was 26.5% for the third quarter of 2011, as compared to 32.6% for the same quarter in 2010.
•	Operating Expenses: Operating expenses were approximately $1.79 million for the third quarter 2011, an increase of approximately 20.5% from approximately $1.49 million of the same period of 2010.
•	Net Loss attributable to China Marketing Media Holdings, Inc.: Net loss was approximately $0.12 million for the third quarter of 2011, a decrease of 108.8% from the same period of last year.
•	Fully diluted earnings per share was $0.004 for the third quarter of 2011, as compared to $0.05 for the third quarter ended September 30, 2010.

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

During the three-month period ended September 30, 2011, we generated all of our revenues through sales of our magazines, sales of advertising space in our magazines and providing sales, marketing consulting services and online sale of consumer products. The following table summarizes the results of our operations during the three month periods ended September 30, 2011 and 2010, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended September 30, 2010 to the three-month period ended September 30, 2011.

	Three Months Ended September 30
Item			Increase	% Increase
	2011	2010	(Decrease)	(% Decrease)
Revenue	$6,627,666	$9,122,428	$(2,494,762)	(27.3%)
Cost of Sales	4,869,666	6,152,549	(1,282,883)	(20.9%)
Gross Profit	1,758,000	2,969,879	(1,211,879)	(40.8%)
Operating Expenses	1,794,003	1,489,209	304,794	20.5%
Other Income (expense)	(86,243)	2,813	(89,056)	(3165.9%)
Provision for Taxes	1,364	75	1,289	1718.7%
Net Income attributable to China Marketing Media Holdings, Inc.	(123,999)	1,402,881	(1,526,880)	(108.8%)

Revenues

Our revenues during the three-month period ended September 30, 2011 were $6,627,666, which is $2,494,762 or 27.3% less than the same period in 2010, when we had revenues of $9,122,428. The decrease in revenues for the three months ended September 30, 2011 was mainly due to a decrease in sales in the Consumer Products division of $1,813,229 or 32.1%. Due to a highly competitive market for consumer products, the management has decided to focus on the higher gross margin end users rather than wholesalers and distributors. This also decreased the total Consumer Products division sales for the three-month period ended September 30, 2011. The decrease of overall revenues was also caused by Advertising Space Sales of $862,925 or 40%, but offset by an increase in Consulting Service of $171,100 or 19.6% and a slight increase in Magazine Sales of $10,292 or 2.4%. Even though the Consulting Service sector has been growing rapidly in recent months, the Advertising Space Sales still suffer from a soft market.

Components of Revenues

The following table shows the different components comprising our total revenues during the three month periods ended September 30, 2011 and 2010.

	Three Months Ended September 30
Revenue Category			Increase	% Increase
	2011	2010	(Decrease)	(% Decrease)

Publishing	$446,171	$435,879	$10,292	2.4%
Advertising Page Sales	1,296,372	2,159,297	(862,925)	(40.0%)
Consulting Service	1,044,099	872,999	171,100	19.6%
Consumer Products	3,841,024	5,654,253	(1,813,229)	(32.1%)
Total	$6,627,666	$9,122,428	$(2,494,762)	(27.3%)

CMO’s Revenue

CMO, a related party which is owned by the PRC government, is controlled and directed by a major shareholder which is also the President and Chief Executive Officer of the Company, Mr. Yingsheng Li. Under ASC 810-10-15-12, CMO is not qualified as a VIE as it is a governmental organization. In fact, CMO’s revenues and expenses are included in the consolidated statement of operations under the terms of management contract which is, effectively, an operating lease.

On October 23, 2003, MIC entered into a 10-year agreement with CMO in exchange for a right to oversee the operation and strategic planning of advertising, publishing, and staff training for the magazines that are published by CMO. Under this agreement, MIC is entitled to collect advertising revenues from customers already existing at the time of the contract, in addition to any new clients that MIC can solicit and develop. Shenzhen Media shall bear all the operating costs and revenues from the contracted businesses. The Company has generated the following revenue as part of the agreement.

	Three months ended September 30,
	2011	2010
Magazine advertising:
Advertising pages sales	$644,347	$1,657,045
Publishing	446,171	435,879
Total magazine advertising sales generated from CMO, included in consolidated total	$1,090,518	$2,092,924

The CMO’s revenues during the three-month period ended September 30, 2011 were $1,090,518 (16.5% of total revenue), which is $1,002,406 or 47.9% less than the same period in 2010, when we had CMO’s revenue of $2,092,924 (22.9% of total revenue). The decrease in CMO’s revenue for the three months ended September 30, 2011 was caused mainly by decreased revenue in advisory service. The advisory service’s revenue during the three-month period ended September 30, 2011 was $50,951, a decrease of 90.8% from $553,183 for the same period in 2010. The decrease in advisory service’s revenue was caused by a decrease in demand beginning in early 2011. The management expects a further decline in the advisory service’s revenue in the coming months.

Cost of Sales

Our cost of sales during the three-month period ended September 30, 2011 and for the same period of 2010 were $4,869,666 and $6,152,549, respectively, which accounted for 73.5% and 67.4% of total revenue, respectively. As a percentage of total revenues, cost of sales increased by approximately 6.1% during the applicable periods. Such increase was primarily driven by lowering the selling price during the online sales promotions for our Consumer Products.

Operating Expenses

Salaries and related benefits expenses amounted to $761,801 during the three-month period ended September 30, 2011 as compared to $686,127 during the same period of 2010. The increase in payroll expenses by $75,674 or 11% was mainly attributable to an increase in headcount in CMO and Shenzhen Caina by 19.6% and 20.1%, respectively.

Our selling, general and administrative expenses were $1,032,202 (15.6% of total sales) and $803,082 (8.8% of total sales) during the third quarter of 2011 and the third quarter of 2010, respectively. The increase was mainly due to the expenses related to additional bad debt expenses, company wide internal control consulting related costs.

Other Income and Expense

Other income and expense includes interest income, interest expense, investment in unconsolidated affiliates, subsidy income and other income and expense not directly related to our principal operations.

Interest income represents interest earned from bank accounts with PRC financial institutions, totaling $1,784 during the three months period ended September 30,2011. A decrease in interest income of $24,424 or 93.2% as compared to $26,208 during the same period of 2010 was due to the decrease in the average balance of cash and cash equivalents.

Interest expense represents interest related to the cost of short-term and long-term borrowings from bank accounts with PRC financial institutions, totaling $95,298 during the three months ended September 30, 2011. An increase of $94,883 as compared to $415 during the same period of 2010 was attributable to a recent short term bank borrowing of $4,373,770.

Investment in unconsolidated entities over which the Company has significant influence (20% to 50%) are accounted for under the equity method of accounting and entities over which the Company does not have the ability to exert significant influence (up to 20%) are accounted for under the cost method of accounting. Investment loss from unconsolidated subsidiaries totaled $33,019 during the three months period ended September 30, 2011, an increase of $9,847 or 42.5% as compared to a loss of $23,172 during the same period of 2010. Such increase was attributable to the continuing operation loss in the unconsolidated entities such as SDMM (30% interest) and BJKP (20% interest).

Subsidy Income is received at a discretionary amount as determined by the local PRC government, which represents government grant or incentive award accredited to the Company for its contribution in the promotion and development of culture and media industry in the PRC. The amount is un-conditional, non-refundable and without any restrictions on usage at the time of grant to and receipt by the Company. The subsidy income for the three months ended September 30, 2011 totaled $40,290 as compared to $0 for the same period in 2010.

We had other income of $0 and $192 for the three- month period ended September 30, 2011 and the same period in 2010, respectively.

Income taxes

We incurred income taxes of $1,364 and $75 during the three-month ended September 30, 2011 and 2010, respectively, or an increase of $1,289.

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

Net income attributable to China Marketing Media Holdings, Inc.

We reported net loss of $123,999 for the three-month period ended September 30, 2011, as compared to the net income of $1,402,881 for the same period in 2010. The decrease of $1,526,880 or 108.8% resulted from a significant increase in operating expenses. In addition, we had other expense of $86,243 during the three month period ended September 30, 2011 as compared to $2,813 of other income during the same period in 2010. The increase was attributable to the additional interest expenses of $95,298 from a recent short term bank borrowing of $4,373,770 and an investment loss of $33,019 from the unconsolidated entities.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

The following table summarizes the results of our operations during the nine month periods ended September 30, 2011 and 2010, and provides information regarding the dollar and percentage increase or (decrease) from the nine month period ended September 30, 2010 to the nine month period ended September 30, 2011.

	Nine Months Ended September 30
Item			Increase	% Increase
	2011	2010	(Decrease)	(% Decrease)
Revenue	$23,365,433	$26,626,368	$(3,260,935)	(12.2%)
Cost of Sales	16,928,824	18,361,801	(1,432,977)	(7.8%)
Gross Profit	6,436,609	8,264,567	(1,827,958)	(22.1%)
Operating Expenses	5,925,783	4,576,688	1,349,095	29.5%
Other Income (expense)	(333,144)	44,729	(377,873)	844.8%
Provision for Taxes	70,082	28,203	41,879	148.5%
Net Income attributable to China Marketing Media Holdings, Inc.	47,202	3,545,523	(3,498,321)	(98.7%)

Revenue

Our revenues during the nine-month period ended September 30, 2011 were $23,365,433, which is $3,260,935 or 12.2% less than the same period in 2010, when we had revenues of $26,626,368. The decrease in revenues for the nine months ended September 30, 2011 was mainly due to a decrease in sales in the Consumer Products division of $2,740,732 or 16.3%. Due to a highly competitive market for consumer products, the management has decided to focus on the higher gross margin end users rather than wholesalers and distributors. This also decreased the total Consumer Products division sales for the nine-month period ended September 30, 2011. The decrease of overall revenues was also caused by Advertising Space Sales of $2,317,232 or 35.8%, but offset by an increase in Consulting Service of $1,681,781 or 77.5% and an increase in Magazine Sales of $115,248 or 10.1%. Even though the Consulting Service sector has been growing rapidly in recent months, the Advertising Space Sales still suffer from a soft market.

Components of Revenues

The following table shows the different components comprising our total revenues during the nine month periods ended September 30, 2011 and 2010.

	Nine Months Ended September 30
Revenue Category			Increase	% Increase
	2011	2010	(Decrease)	(% Decrease)

Publishing	$1,261,543	$1,146,295	$115,248	10.1%
Advertising Page Sales	4,153,656	6,470,888	(2,317,232)	(35.8%)
Consulting Service	3,853,204	2,171,423	1,681,781	77.5%
Consumer Products	14,097,030	16,837,762	(2,740,732)	(16.3%)
Total	$23,365,433	$26,626,368	$(3,260,935)	(12.2%)

CMO’s Revenue

CMO, a related party which is owned by the PRC government, is controlled and directed by a major shareholder which is also the President and Chief Executive Officer of the Company, Mr. Yingsheng Li. Under ASC 810-10-15-12, CMO is not qualified as a VIE as it is governmental organization. In fact, CMO’s revenues and expenses are included in the consolidated statement of operations under the terms of management contract which is, effectively, an operating lease.

On October 23, 2003, MIC entered into a 10-year agreement with CMO in exchange for a right to oversee the operation and strategic planning of advertising, publishing, and staff training for the magazines that are published by CMO. Under this agreement, MIC is entitled to collect advertising revenues from customers already existing at the time of the contract, in addition to any new clients that MIC can solicit and develop. Shenzhen Media shall bear all the operating costs and revenues from the contracted businesses. The Company has generated the following revenue as part of the agreement.

	Nine months ended September 30,
	2011	2010
Magazine advertising:
Advertising pages sales	$2,867,749	$5,306,984
Publishing	1,261,543	1,146,295
Total magazine advertising sales generated from CMO, included in consolidated total	$4,129,292	$6,453,279

The CMO’s revenues during the nine-month period ended September 30, 2011 were $4,129,292 (17.7% of total revenue), which is $2,323,987 or 36.0% less than the same period in 2010, when we had CMO’s revenue of $6,453,279 (24.2% of total revenue). The decrease in CMO’s revenue for the nine months ended September 30, 2011 was caused mainly by decreased revenue in advisory service. The advisory service’s revenue during the nine-month period ended September 30, 2011 was $277,365, a decrease of 83.8% from $1,709,106 for the same period in 2010. The decrease in advisory service’s revenue was caused by a decrease in demand beginning in early 2011. The management expects a further decline in the advisory service’s revenue in the coming months.

Cost of Sales

Our cost of sales during the nine-month period ended September 30, 2011 and for the same period of 2010 were $16,928,824 and $18,361,801, respectively, which accounted for 72.5% and 69.0% of total revenue, respectively. As a percentage of total revenues, cost of sales increased by approximately 3.5% during the applicable periods. Such increase was primarily driven by lowering the selling price during the online sales promotions for our Consumer Products division.

Operating Expenses

Salaries and related benefits expenses amounted to $2,327,592 during the nine-month period ended September 30, 2011 as compared to $2,203,076 during the same period of 2010. The 5.7% increase in payroll expense for the nine months period ended September 30, 2011 was caused by an increase in headcount in CMO and Shenzhen Caina by 21.3% and 12.5%, respectively, but offset by a 5.1% decrease in 2nd quarter of 2011. The 5.1% decrease was mainly attributable to the close down of the advisory department under Beijing Media Management and Consulting Co. in April 2011.

Our selling, general and administrative expenses were $3,598,191 (15.4% of total sales) and $2,373,612 (8.9% of total sales) for the nine months period ended September 30, 2011 and for the same period of 2010, respectively. The increase was mainly due to the expenses related to additional bad debt expenses, company wide internal control consulting related costs, transfer title cost for a property between subsidiaries, the hiring of a new PRC legal counsel and penalty and interest expenses for a late tax filing of $83,424.

Other Income and Expense

Other income and expense includes interest income, interest expense, investment in unconsolidated affiliates, subsidy income and other income and expense not directly related to our principal operations.

Interest income represents interest earned from bank accounts with PRC financial institutions, totaling $6,695 during the nine months period ended September 30, 2011. A decrease in interest income of $104,938 or 94.0% as compared to $111,633 during the same period of 2010 was due to the decrease in the average balance of cash and cash equivalents.

Interest expense represents interest related to the cost of short-term and long-term borrowings from bank accounts with PRC financial institutions, totaling $163,292 during the nine months end September 30, 2011. An increase of $128,861 or 374.3% as compared to $34,431 during the same period of 2010 was attributable to a recent short term bank borrowing of $4,373,770.

Investment in unconsolidated entities over which the Company has significant influence ( 20% to 50%) are accounted for under the equity method of accounting and entities over which the Company does not have the ability to exert significant influence (up to 20%) are accounted for under the cost method of accounting. Investment loss from unconsolidated subsidiaries totaled $194,499 during the nine months period ended September 30, 2011, an increase of $161,239 or 484.8% as compared to a loss of $33,260 during the same period of 2010. Such increase was attributable to the continuing operation loss in the unconsolidated entities such as SDMM (30% interest) and BJKP (20% interest).

Subsidy Income is received at a discretionary amount as determined by the local PRC government, which represents government grant or incentive award accredited to the Company for its contribution in the promotion and development of culture and media industry in the PRC. The amount is un-conditional, non-refundable and without any restrictions on usage at the time of grant to and receipt by the Company. The subsidy income for the nine months ended September 30, 2011 totaled $101,376 as compared to $0 for the same period in 2010.

We had other expense of $83,424 for the nine months period ended September 30, 2011 as compared to other income of $787 for the same period in 2010.

Income taxes

We incurred income taxes of $70,082 and $28,203 during nine-month period ended September 30, 2011 and 2010, respectively, or an increase of 148.5%. The increase in the income tax expense was driven by SCBCC’s taxable income of $533,309 as compared to a net loss from a year ago.

Net income attributable to China Marketing Media Holdings, Inc.

Including the loss from discontinued operation of $60,398, we reported net income of $47,202 for the nine-month period ended September 30, 2011, as compared to net income of $3,545,523 a year ago. The decrease of $3,498,321 or 98.7% resulted from a significant increase in operating expenses, which included a penalty and interest expenses for a late tax filing of $83,424. In addition, we had other expense of $333,144 during the nine-month period ended September 30, 2011 as compared to $44,729 of other income during the same period in 2010. The increase was attributable to the interest expenses of $163,292 from a recent short term bank borrowing of $4,373,770 as compared to $34,431 in the same period in 2010, and an investment loss of $194,499 from the unconsolidated entities.

Liquidity and Capital Resources

As of September 30, 2011, we had cash and cash equivalents of approximately $1.9 million and working capital of $14.1 million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow

	Nine Months Ended September 30
	2011	2010
Net cash provided by operating activities	$1,252,615	$4,557,117
Net cash used in investing activities	(8,164,192)	(4,710,837)
Net cash provided by financing activities	4,303,713	-
Net cash flow (used) provided	$(2,607,864)	$(153,720)

Operating Activities:

Net cash provided by operating activities was approximately $1.25 million for the nine months ended September 30, 2011 which was a decrease of approximately $3.30 million from approximately $4.56 million net cash provided by operating activities for the same period of 2010. The decrease was primarily due to a significant decrease in net income along with the following (1) increase in advances to suppliers of approximately $0.56 million which related to the various purchase prepayments of the online consumer products, (2) other receivables of approximately $1.7 million which included an increase in advances to employees of approximately $1.1 million, but partially offset by an increase in (i) accounts payable of approximately $0.62 million, (ii) other payable of approximately $0.65 million which included a deposit of approximately $0.035 million for purchase of a company vehicle and (iii) deferred revenues of approximately $1.6 million. Such increase was attributable to advanced payment collected from the customers.

Investing Activities:

Net cash used in investing activities was approximately $8.16 million for the nine months ended September 30, 2011, an increase of approximately $3.45 million from approximately $4.71 million net cash used in investing activities for the same period of 2010. Such increase in net cash used in investing activities was attributable to an increase in (1) advances made to an unrelated party of $4.3 million, (2) purchase of a securities available for sale of $0.306 million and, (3) deposit on purchase of real estate of $2.9 million for a piece of real estate property, which is currently under construction and the property developer has postponed the delivery. The Company believes that the title to the property will be received in the next twelve months. The Company intends to use this property to house its staff.

We also use cash for investing activities to make payments relating to acquisition of property, plant and equipment.

Financing Activities:

Net cash provided by financing activities during the nine months ended September 30, 2011 was approximately $4.3 million as compared to $0 provided by financing activities for the same period of 2010. Such increase in the net cash provided by financing activities was mainly attributable to short-term bank loan borrowed on March 22, 2011. The short-term loan is secured by a pledge of 1,500,000 ordinary shares of Beijing Fuxing Xiaocheng Electronic Technology Stock Co., Ltd., an unrelated party. The Company also signed a binding agreement with Mr. Yu Feng, an independent party, to make a short-term advance (See Note 7 to the financial statements). Under the terms and conditions of the agreement, this is an unsecured, interest bearing loan at a rate of 5% per annum over the prime rate of the People’s bank of China, payable monthly and due by March 2012. The purpose of this short-term advance was to establish a business relationship and possible partnership in near future.

Cash Flows From Discontinued Operations

Operating Activities:

Net cash provided by operating activities from discontinued operations was approximately $0.83 million for the nine months ended September 30, 2011, as compared to net cash used of $0.05 million for the same period in 2010.

Investing Activities:

Net cash used in investing activities from discontinued operations was approximately $0.14 million for the nine months ended September 30, 2011, as compared to net cash provided of $0.03 million for the same period in 2010.

Financing Activities:

Net cash used in financing activities from discontinued operations was approximately $3.49 million for the nine month ended September 2011, as compared to $0 for the same period in 2010.

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

Currency Fluctuations

Our operating subsidiaries are located in China. All expenses of the subsidiary and revenue received from customers are incurred in China denominated in RMB as the functional currency. Based on Chinese government regulation, all foreign currencies under the category of current accounts are allowed to be freely exchanged with hard currencies. During the past years of operation through July of 2005, there were no significant changes in exchange rates. On July 21, 2005, the Chinese government changed its foreign currency exchange policy from a fixed RMB/USD exchange rate into a flexible rate under the control of the Chinese government. From August 2005 through September 2011, the value of RMB against US dollars appreciated by 21.0%, from RMB8.1/ $1 to RMB6. 4/ $1.

Critical Accounting Policies

●
The preparation of the financial statements in conformity with US generally accepted accounting principles (“GAAP”) requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the recoverability of the carrying amount and the estimated useful lives of long-lived assets; long- term investments, valuation allowances for receivables and due from affiliates, and realizable values for inventories. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the unaudited consolidated financial statements in the periods they are deemed to be necessary.

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

As disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2011, and its Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31 and June 30, 2011, respectively, during the Company’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, management identified the significant deficiencies related to (i) the lack of sufficient U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) the lack of a stand alone Audit Committee of the Board of Directors.

Because the knowledge and training of our current accounting department staff of U.S. GAAP and related internal control procedures is limited, our management has determined that such staff members require additional training and assistance in U.S. GAAP matters.  Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions.  Finally, management determined that the lack of a stand alone Audit Committee of the Board also contributes to insufficient oversight of our accounting and audit functions.

In order to correct the foregoing deficiencies, the Company has been taking certain remedial measures which includes, among other things, increasing the number of our accounting staff and professionals. We have already started work with an ERP system provider to design and implement an efficient ERP system to improve our financial and internal control system.

•      We continue to search for qualified personnel. However, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the PRC, in general, and in the province where the Company maintains its operations, in particular, we were not able to hire such additional personnel before the end of this reporting period. Due to the fact of lack of internal control resources in China, the management has decided to outsource its internal control team. Since March 2011, we have been working with a PRC consulting firm to develop a system to manage, monitor and plan a risk management and internal control function. We will focus on policies and procedures that will be in place to ensure future risk is properly mitigated.

•      We have allocated significant financial and human resources to strengthen the internal audit and control structure. We have been actively working with external consultants to assess our data collection, financial reporting, and control procedures and to strengthen our internal controls over financial reporting. We anticipate completing these measures on or before December 31, 2011.

•      We have and continue to search for suitable candidates to serve as independent directors on our Board and the Audit Committee. In addition, we are seeking to appoint a Board member that will meet the definitions of an “Audit Committee financial expert”. We intend to have our Audit Committee meet at least once every quarter, prior to the release of that periods’ financial statements, to, among other things, discuss, with management and our independent auditors, prior to the release of each periods’ financial statements, the financial statements themselves, significant accounting policies and estimates, our internal controls, and the scope and findings of the work performed by our independent auditor in its audit or review of the financial statements. We have interviewed several candidates to date, but have not yet filled either independent director or Audit Committee vacancy as of September 30, 2011. We anticipate completing these measures on or before December, 2011.

We believe that the foregoing steps, when completed, will cure the significant deficiencies identified above. We will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Changes in Internal Control Over Financial Reporting

Other than described above, there have been no changes in our internal control over financial reporting during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As discussed in Note 12 of the financial statements, a significant portion of the Company’s operations is derived from and depends upon an agreement with CMO. For nine-month period ended September 30, 2011, CMO’s $4.13 million revenue represented approximately 17.7% of the Company’s total revenue. More significantly, the net income generated from the CMO was approximately $1 million more than the Company’s total net income. The Company is striving to diversify its revenue sources by offering new product lines and seeking acquisition. The Company cannot provide any assurance that it will be successful in achieving sufficient diversification in the near future, if at all.

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

The recent international, national and regional economic conditions may have an impact on our business and our financial condition, especially the downgrading of U.S. credit rating. Experts believe that the U.S. credit rating downgrade is likely to increase the intensity of external pressure, increasing the pressure on China’s economic development. Our ability to access the capital markets may be restricted at a time when we would like, or need, to raise capital, which could have an impact on our flexibility to react to changing economic and business conditions.  In addition, these economic conditions also impact levels of consumer spending, which have recently deteriorated significantly and may remain depressed for the foreseeable future. Consumer purchases of discretionary items, including our magazines and consumer products, generally decline during recessionary periods and other periods where disposable income is adversely affected. In addition, a substantial portion of our revenues is derived from the sale of advertising space. In a down economy, advertising budgets are usually the first budgets to be cut. Also, even slight downturns in the economy may cause our advertising customers to advertise less or negotiate lower rates with us. If demand for our products fluctuates as a result of economic conditions or otherwise, our revenue and gross margin could be harmed.

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

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of November 14, 2011, the closing price for our common stock was $0.15 per share and therefore, it is designated a “penny stock.” As a “penny stock”, our common stock may become subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule”. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine-month period ended September 30, 2011, we made no unregistered sales of our equity securities; nor were there any repurchases of our equity securities during the same period.

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
101
The following materials from China Marketing Media Holdings, Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations And Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity, and (v) Notes to Condensed Consolidated Financial Statements.

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

* Filed herewith
** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA MARKETING MEDIA HOLDINGS, INC.

Date: November 21, 2011	By:	/s/ Yingsheng Li
Yingsheng Li, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 21, 2011	By:	/s/ Zhen Zhen Peri
Zhen Zhen Peri, Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
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
101
The following materials from China Marketing Media Holdings, Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations And Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity, and (v) Notes to Condensed Consolidated Financial Statements.

101.INS**	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Label
101.PRE**	XBRL Taxonomy Extension Presentation

* Filed herewith
** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.