Form 10-K/A
period 2010-12-31
China Marketing Media Holdings, Inc.
filed 2011-11-29
CIK 1353307

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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
Beijing, 10020, China
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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

China Marketing Media Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment No. 1”) to its Annual Report on Form 10-K for the year ended December 31, 2010 which was originally filed with the Securities and Exchange Commission on March 31, 2011 (the “Original Filing”), to include certain revised and clarified disclosures to its financial and non-financial presentations set forth in the Original Filing in response to review comments made by the staff of the Securities and Exchange Commission in its comment letters dated September 6, 2011, September 28, 2011 and October 28, 2011.

Specifically, the Amendment  No. 1 provides revisions and clarifications to  Item 8. Financial Statements and Supplementary Financial Data (Note 2. Summary of Significant Accounting Policies; Note 6. Related Party Transactions with An Affiliate; Note 9. Income Taxes; and Note 11. Segment Information)  of Notes to Consolidated Financial Statements for the Years Ended December 31, 2010 and 2009.

In addition, the Amendment also revises and amends discussions of changes in Operating Expenses, Other Income (Expenses), Liquidity and Capital Resources and Critical Accounting Policies set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Original Filing.

The Amendment No. 1, with the exception of the foregoing changes, does not make any other changes to the Original Filing; nor does it purport to update or modify disclosures contained in the Original Filing to reflect events that occurred following the filing date thereof. Accordingly, the Amendment No. 1 should be read in conjunction with the Original Filing and other filings made with the Securities and Exchange Commission subsequent thereto.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the certifications pursuant to Section 302 and Section 906 of the Sarbanes- Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Filing have been re-executed and re-filed as of the date of this Amended Report and are included as exhibits hereto.

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

FORWARD-LOOKING STATEMENTS

Statements contained in this annual report include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Forward-looking statements made in this Report generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “potential,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

☐	the recent credit crisis and turmoil in the global financial system

☐	strong competition in our industry;

☐	our significant reliance on the operation and management right agreement between us and Sale and Marketing Publishing House, or CMO; and

☐	significant deficiency in our internal controls over our financial reporting.

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

PART I

ITEM 1.           BUSINESS

Overview

We were originally organized under the laws of the State of Texas on October 29, 1999 under the name Brazos Strategies, Inc. We changed our name to Infolife, Inc. on July 16, 2003 and finally to China Marketing Media Holdings, Inc. on February 7, 2006. We are a holding company and we have no operations other than administrative matters and the ownership of our direct and indirect operating subsidiaries. Through our indirect Chinese subsidiaries, we are engaged in the business of selling magazines and advertising space in our magazines, providing sales and marketing consulting services and online sales of various consumer products. All of our operations, assets, personnel, officers and directors are located in China. Currently, we publish China Marketing magazine in China. We publish three issues of China Marketing per month, including a sales edition, case edition and channel edition. In October 2010, we added a new issue called “Career Development Edition”. In June 2009, we began to publish eight special issues of China Marketing , which include cosmetic edition, food edition, gift edition, tobacco edition, finance edition, sporting goods edition, edition for agricultural resources and edition for entrepreneurs in Henan province. In December 2009, we discontinued the special issue of finance edition. Therefore, we currently have 4 main issues and 7 special issues. Currently, the distribution network of our magazines consists of over 60 major distribution agencies and 30,000 bookstores and news stands covering over 300 cities throughout China.

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

We had to enter into the Operation and Management Right Agreement and the Entrust Agreement instead of acquiring CMO outright as a result of restrictions under Chinese law that prohibit foreign persons from engaging in certain publishing activities in China. CMO is an affiliate of the Administration of Press and Publication of Henan Provincial Government and was established under the laws of China. Because of its ownership of the national publishing codes of China Marketing , CMO is the owner of the magazine. Although our Chief Executive Officer, Yingsheng Li, and other members of our executive team are also executive officers and/or directors of CMO, it is only through these two above agreements that we have obtained a right to oversee the operation and strategic planning of advertising, publishing, and staff training for the magazines that are published by CMO. Under these agreements, we are also entitled to collect advertising revenues from clients already existing at the time of the agreements, in addition to any new clients that we can solicit and retain. As a result, we derive the economic benefits and incur the economic burdens that we would otherwise have as the owner of CMO or the owner of CMO’s assets while still complying with Chinese law.

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
100%
Media Challenge Holdings Limited (BVI)
100%
Shenzhen New Media Consulting Co., Ltd. (PRC)
51% (discontinued on August 27, 2010)
100%
100%
100%
Shanghai Zhuduo Network Technology Company Limited (PRC)
Shenzhen Media Investment Co., Ltd. (PRC)
Shenzhen Caina Brand Consultant Company (PRC)
Shenzhen New Media Advertising Company Ltd. (PRC)
30%
10%
100%
48%
100%
Shenzhen Directory Marketing Management Co., Ltd. (PRC)
Beijing Orient Converge Human Resources Management (PRC)
Beijing Media Management Consultation Company (PRC)
Shenzhen Keungyu Technology Company Ltd. (PRC)
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

Our Products

China Marketing was first published by CMO in April 1994 as a monthly magazine. Thereafter, in September 2001, CMO began publishing two issues of this magazine per month. In May 2004, after the establishment of the operation and management rights agreement, we started to publish three issues of this magazine per month. In June 2003, the first issue of China Business & Trade was published. In January 2007, we decided to stop publishing China Business & Trade by combining the content of China Business & Trade into the Case edition of China Marketing . In October 2010, we published a new issue of Career Development edition. In June 2009, we began to publish eight special issues of China Marketing , which include cosmetic edition, food edition, gift edition, tobacco edition, finance edition, sporting goods edition, edition for agricultural resources and edition for entrepreneur in Henan. In December 2009, we discontinued to publish the Finance edition. The special editions are published from time to time based upon market conditions.

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

Online Sales

In July 2008, we began our new business of online marketing and sales of consumer products. These products mainly consist of notebook computer hardware. We currently sell our computer products through our website www.91ap.com , on which we offer a complete line of our products to our consumers 24 hours a day, seven days a week. In order to attract customers, we have entered into various cooperation arrangements with Chinese banks, including Bank of China, China Construction Bank, Hua Xia Bank and China Minsheng Bank, through which we are able to market our products by sending marketing brochures with the banks’ monthly statements to credit card customers. Our brochures include information about our computer hardware products as well as purchase methods. The banks’ credit card customers can either purchase our products directly by visiting our online sales website or call the purchase hotline provided in the brochures; however, they must use their credit cards issued by the banks with which we have a cooperation arrangement. We procure all of the notebook computers that we sell from the sales agents of ASUSTek Computer Inc. The two largest suppliers of our goods are Shanghai Hua Jie United Information Co. Ltd. and Digital China Holding Limited Beijing Office. After consumers make orders online, we process these orders and ship and deliver the products to consumers in China through our subsidiary Shenzhen Media. Currently, the sales of computer hardware contribute approximately 95% of our total revenue from online sales. In June 2010, we launched a new business platform called “Easy Buy” that connects businesses, banks and customers on a single platform. With the innovative Invisible Printing Optical Identification Technology (IP-OIT), this sales and marketing platform helps the advertising clients to further promote their products and enhance their sales distribution channel. At the same time, we will be able to market and sell our products by sending the special catalog to the gold and platinum cardholders through various banks, thus, generating more advertising revenues for the company.

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

Our local competition consists of three sub-titles, namely New Selling , Successful Selling , and Contemporary Selling . We compete with our competitors based upon the price of our magazines, the quality of the articles and information that we publish, and the design features of our magazines. We believe that prices of our magazines are lower than the prices of our international competitors such as Business Week , Harvard Business Review , Forbes and Fortune and our local competitors, such as New Selling , Successful Selling and Contemporary Selling . We also believe that the quality and design features of our magazines are superior to the quality and design features of New Selling , Successful Selling and Contemporary Selling but not as good as our international competitors.

Our Intellectual Property

We believe that our business is dependent in part on our ability to establish and maintain the copyright of the content and titles of our magazines.

Our magazines have been registered with the General Administration of Press & Publication of China and CMO has obtained the national publishing code CN41-1210/F for China Marketing . In addition, CMO has obtained international standard code for China Marketing , which is ISSN1005-3530. These codes, respectively, are printed on the last page of each publication.

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

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some of the things that could have this effect are:

☐	Level of government involvement in the economy;

☐	Control of foreign exchange;

☐	Methods of allocating resources;

☐	Balance of payments position;

☐	International trade restrictions; and

☐	International conflict.

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

	Closing Bid Prices (1)
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

Results of Operations

Fiscal Year Ended December 31, 2010 Compared with Fiscal Year Ended December 31, 2009

The following table summarizes the results of our operations during the fiscal years ended December 31, 2010 and 2009. It provides information regarding the dollar and percentage increase or (decrease) from 2009 fiscal year to 2010 fiscal year:

	Year Ended December 31, 2010

Item	2010	2009	Increase	% Increase
			(Decrease)	(% Decrease)
Revenue	$34,971,301	$24,900,360	$10,070,941	40.4%
Cost of Sales	$23,474,919	$17,652,056	$5,822,863	33.0%
Gross Profit	$11,496,382	$7,248,304	$4,248,078	58.6%
Operating Expenses	$7,154,034	$5,917,937	$1,236,097	20.9%
Other Income (expense)	$32,592	$140,426	$(107,834)	(76.8	% )
Provision for Taxes	$56,950	$27,328	$29,622	108.4%
Net income attributable to China Marketing Media Holding, Inc.	$4,310,264	$1,505,774	$2,804,490	186.2%

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

We generally conduct our annual impairment evaluation to its acquired goodwill, usually in the fourth quarter of each year, or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate. The recoverability of acquired goodwill is measured at the reporting unit level.

For 2010 fiscal year, we performed a goodwill impairment test using a discounted cash flow method to calculate and compare to the fair value of the reporting unit, Shenzhen Caina against its carrying amount of the acquired goodwill. This method is based on our own market assumptions and estimates, which are considered reasonable and inherent in the discounted cash flow analysis. Based on the result of this testing, we recognized an impairment loss of $446,543 and allocated its impairment charge to Magazine Advertising Business Segment.

In accordance with the same methodology in this discounted cash flow method, we used projections of future cash flow and other assumptions which are considered reasonable and inherent in the undiscounted cash flow analysis. The projections are based on the historical performance and anticipated growth rate in 2011 and onwards in the business to be generated by Shenzhen Caina. After an assessment of the assumptions and projections, the management believes no further impact of the impairment on the business prospectively and reasonably believes similar trends to impact income from continuing operation is unlikely to occur in the near future.

Other Income (Expenses)

Interest income

Interest income represents interest earned from bank accounts with PRC financial institutions, totaling $33,809. A decrease in interest income of $21,958 or 39.4% was due to the decrease in the average balance of cash and cash equivalents.

Investment loss

Investment loss (equity method) represents investment in unconsolidated entities over which the Company has significant influence (20% to 50). The investment loss (equity method) was $42,256 in fiscal year 2010 as compared to $55,369 for the same period in 2009. A decrease of $13,113 or 24% was due to a disposition of Shanghai Qiyu information Technology Co.(SQIT), which the Company had 30% of the equity interest. SQIT was liquidated on January 19, 2010.

Subsidy income

Subsidy income is received at a discretionary amount as determined by the local PRC government, which represents government grant or incentive award accredited to the Company for is contribution in the promotion and development of culture and media industry in the PRC. We had $40,586 subsidy income in fiscal year 2010 as compared to $140,028 for the same period in 2009. The Company received only one discretionary award from the local government in fiscal year 2010 as compared to two awards in 2009. As compared to 2009, the Company received only one discretionary award from the local government during fiscal year of 2010.

We had other income of $453 and 0 for the fiscal year 2010 and 2009, respectively.

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

Operating Activities:

Net cash provided in operating activities was approximately $3.61 million in the fiscal year ended December 31, 2010 which is an increase of approximately $4.09 million from approximately $0.48 million net cash used in operating activities in fiscal year ended December 31, 2009. Such increase of the net cash provided by operating activities was primarily attributable to the following (1) an increase in net income, (2) increase in accounts payable and accrued expenses approximately $0.71 million due to an increase in operating cost in relation to advertising sales, and (3) an increase in deferred revenues of approximately $0.74 million, which increase was primarily attributable to advanced payment collected from the customers, but partially offset by (i) a goodwill impairment loss of approximately $0.47 million against Shenzhen Caina in 2010 which we allocated as an impairment charge to Magazine Advertising Business Segment, (ii) a decrease in Accounts Receivable of approximately $0.56 million, (iii) an increase in prepaid expenses approximately of $3.2 million, which included a deposit of approximately $2.9 million for purchase prepayment of the Invisible Printing Optical Identification (IP-OIT) for a newly launched business platform called “Easy Buy” and (iv) an increase in inventory of approximately $0.36 million such increase was related to the purchase of (IP-OIT) during the 4th quarter of 2010.

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

Restrictions on Transfer of Assets Out of the PRC. Dividend payments by Shenzhen New Media and its subsidiary are limited by certain statutory regulations in China. No dividends may be paid by Shenzhen New Media without first receiving prior approval from the State Administration of Foreign Exchange. Dividend payments are restricted to 85% of profits, after tax. Net assets restricted as of December 31, 2010 and 2009 amounted to $19,685,527 and $14,707,602, respectively.

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

☐
We are in the process of (i) arranging necessary training for our accounting department staff and (ii) enageing external professional accounting or consulting firm(s) to assist us in the preparation of the US GAAP accounts. We intend to complete these steps no later than June 30, 2011;

☐
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

☐
We have allocated significant financial and human resources to strengthen the internal control structure. We have been actively working with external consultants to assess our data collection, financial reporting, and control procedures and to strengthen our internal controls over financial reporting; and

☐
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

* Less than 1%

1 Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

2 A total of 28,686,002 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 23, 2011. For each beneficial owner above, any options or warrants exercisable within 60 days have been included in the denominator.

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

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to the Company by our independent auditor, Child Van Wagoner & Bradshaw, PLLC, for professional services rendered for the fiscal years ended December 31, 2010 and 2009:

	2010	2009

Audit fees (1)	$155,000	$130,000
Audit-related fees (2)	183	0
Tax fees (3)	10,500	10,500
All other fees	0	0
Total	$165,683	$140,500

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

21	List of Subsidiaries of the Registrant (Previously filed in the Company’s Annual Report on For m10-K for the period ended December 31, 2010)

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*

31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*

32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

**	Represents management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Marketing Media Holdings, Inc.

By: /s/Yingsheng Li
Yingsheng Li
Chief Executive Officer
(Principal Executive Officer)

Date: November 29, 2011

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

Signature	Capacity	Date

/s/ Yingsheng Li	President, Chief Executive Officer and	November 29, 2011
Yingsheng Li	Chairman

/s/ Xiaofeng Ding	Director	November 29, 2011
Xiaofeng Ding

/s/ Dongsheng Ren	Director	November 29, 2011
Dongsheng Ren

/s/ Bin Li	Executive Director	November 29, 2011
Bin Li

/s/ Wengao Luo	Chief Operating Officer	November 29, 2011
Wengao Luo

/s/ Zhen Zhen Peri	Chief Financial Officer (Principal Financial and	November 29, 2011
Zhen Zhen Peri	Accounting Officer)

CHINA MARKETING MEDIA HOLDINGS, INC.

Consolidated Financial Statements
For The Years Ended December 31, 2010 and 2009

CHINA MARKETING MEDIA HOLDINGS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations And Comprehensive Income	F-4 – F-5
Consolidated Statements of Cash Flows	F-6 – F-7
Consolidated Statements of Changes in Equity	F-8
Notes to Consolidated Financial Statements	F-9 – F-25

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

CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2010	2009
Revenue, net
Magazine advertising	$14,407,940	$9,488,579
Consumer products	20,563,361	15,411,781
Total operating revenue, net	34,971,301	24,900,360

Cost of revenue
Magazine advertising	3,634,990	3,151,729
Consumer products	19,839,929	14,500,327
Total cost of revenue	23,474,919	17,652,056

Gross profit	11,496,382	7,248,304

Operating expenses:
Impairment loss on goodwill	446,543	-
General and administrative	6,707,491	5,917,937
Total operating expenses	7,154,034	5,917,937

Income from operations	4,342,348	1,330,367

Other income (expense):
Interest income	33,809	55,767
Investment loss (equity method)	(42,256)	(55,369)
Subsidy income	40,586	140,028
Other income	453	-
Total other income	32,592	140,426

Income from continuing operations before income taxes	4,374,940	1,470,793

Income tax expense	(56,950)	(27,328)

Income from continuing operations, net of tax	4,317,990	1,443,465

Discontinued operations, net of tax	20,616	-

NET INCOME	$4,338,606	$1,443,465

(Subtract) add: net (income) loss attributable to non-controlling interests	(28,342)	62,309

Net income attributable to China Marketing Media Holdings, Inc.	$4,310,264	$1,505,774

Earnings per share – basic and diluted:
Income from continuing operations attributable to China Marketing Media Holdings, Inc. common stockholders	$0.15	$0.05
Discontinued operations attributable to China Marketing Media Holdings, Inc. common stockholders	0.00	-
Net income attributable to China Marketing Media Holdings, Inc. common stockholders	$0.15	$0.05

Weighted average common stock outstanding – basic and diluted	28,686,002	28,686,002

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

The consolidated entity is hereafter referred to as "the Company".

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

	Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

	Basis of consolidation

The consolidated financial statements reflect the consolidated operations of CMKM and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

	Cash and cash equivalents

For purposes of the statements of cash flows, cash and cash equivalents includes cash on hand and demand deposits held by banks. Deposits held in financial institutions in the PRC are not insured by any government entity or agency.

	Accounts receivable

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

	Inventory

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

 Property, plant and equipment

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

Long-lived assets of the Company are reviewed annually to assess whether the carrying value has become impaired according to the guidelines established in the Accounting Standards Codification ("ASC") Topic 360-10-5, “ Impairment or Disposal of Long-Lived Assets”. No impairment of assets was recorded during the years reported.

	Goodwill

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

Due to inability to meet with the anticipated sales growth in marketing consulting service, the Company assessed the acquired goodwill associated with the related business units for impairment as of December 31, 2010. Based on the discounted cash flows model utilizing estimated future earnings and cash flows, the fair value of the reporting unit is less than the carrying value of the acquired goodwill. The Company’s evaluation of goodwill completed during the year resulted in an impairment loss of $446,543 and allocated to Magazine Advertising Business.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

 Intangible assets

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

As of December 31, 2010, estimated future annual amortization expense related to the license agreement in the next three years is as follows:

Years ending December 31:
2011	$151,928
2012	151,928
2013	151,929

Total:	$455,785

	Long-term investments

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

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

Balance as of December 31, 2005	$78,555
Investment loss (48%)	(41,835)
Advances made to SKTC	166,031
Balance as of December 31, 2006	202,751
Investment loss (48%)	(49,916)
Advances made to SKTC	217,541
Balance as of December 31, 2007	370,376
Investment loss (48%)	(47,908)
Advances made to SKTC	22,123
Balance as of December 31, 2008	344,591
Investment loss (48%)	(33,455)
Advances made to SKTC	71,915
Balance as of December 31, 2009	383,051
Foreign translation difference	425
Investment loss (48%)	(2,952)
Advances made to SKTC	21,331
Balance as of December 31, 2010	$401,855

(b)	Shanghai Qiyu Information Technology Co., Limited (“SQIT”)

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

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

Purchases of investment	$2,268,671
Foreign translation difference	(2,344)
Investment loss (30%)	(92,812)
Balance as of December 31, 2010	$2,173,515

(e)	Beijing Guangrun Lingzhi International Advertising Co. Ltd. (“BJGL”)

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

Purchases of investment	$3,630
Foreign translation difference	(2)
Investment loss (40%)	(82)
Balance as of December 31, 2010	$3,546

(f)	Beijing Kang Pusen Media Consultation Planning Co., Ltd. (“BJKP”)

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

Purchases of investment	$-
Foreign translation difference	1,519
Investment loss (20%)	60,155
Balance as of December 31, 2010	$61,674

	Investment held to maturity

Investment in unit trusts in the PRC, which the Company has the intent and ability to hold to maturity are reported at amortized cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

	Non-controlling interest

Non-controlling interest represents non-controlling owners 49% of equity in SZNT for the years ended December 31, 2010 and 2009. SZNT discontinued its operations and applied for liquidation process with the local government. The liquidation process was completed and finalized on August 27, 2010.

	Revenue recognition

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

An analysis of the Company’s revenues by products is as follows:

	Years ended December 31,
	2010	2009
Magazine advertising:
Advertising pages sales	$9,376,304	$4,504,651
Marketing consulting service	3,384,896	3,344,962
Publishing	1,646,740	1,638,966
Total magazine advertising	14,407,940	9,488,579
Consumer products	20,563,361	15,411,781

Total revenue	$34,971,301	$24,900,360

	Cost of revenue

(a)	Magazine advertising

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

In accordance with the provisions of ASC Topic 605-15-25-1, “ Sales of Product when Right of Return Exists ” (“ASC 605-15-25-1”), an enterprise sells its product but gives the buyer the right to return the product, revenue from the sales transaction shall be recognized at time of sale only if all of the following conditions are met:

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

	Advertising expenses

Advertising costs are expensed as incurred under ASC Topic 720-35, “ Advertising Costs ”. The Company incurred advertising costs of $85,659 and $57,180 for the years ended December 31, 2010 and 2009.

	Earnings per share

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

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2010	2009
Numerator for basic and diluted EPS
Income from continuing operations attributable to China Marketing Media Holdings, Inc. common stockholders	$4,317,990	$1,505,774
Discontinued operations attributable to China Marketing Media Holdings, Inc. common stockholders	(7,726)	-
Net income attributable to China Marketing Media Holdings, Inc. common stockholders	$4,310,264	$1,505,774

Denominator for basic and diluted EPS
- Weighted average shares of common stock outstanding	28,686,002	28,686,002

Earnings per share – basic and diluted
Income from continuing operations attributable to China Marketing Media Holdings, Inc. common stockholders	$0.15	$0.05
Discontinued operations attributable to China Marketing Media Holdings, Inc. common stockholders	$0.00	$-
Net income attributable to China Marketing Media Holdings, Inc. common stockholders	$0.15	$0.05

	Foreign currency translation and comprehensive income

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

	Income taxes

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

	Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the consolidated statements of operation and comprehensive income as and when the related employee service is provided.

	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

	Segment reporting

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

	Fair value of financial instruments

The Company adopts ASC Topic 825, “ Financial Instruments ” to make disclosures about fair value of financial instruments. The carrying value of the Company’s financial instruments include cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued expenses and levies, deferred revenues, taxes payable and other payables. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature. The fair value of related party receivables is not determinable due to its related party nature.

Investment held to maturity is determined using Level 2, which is carried at fair value, with quoted prices in markets that are not active, determined by the financial institution who sold the unit trust.

The Company also follows the guidance of the ASC Topic 820-10, “ Fair Value Measurements and Disclosures ” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in  measuring fair value as follows:

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

	Level 1 : Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

	Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and


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

	Restrictions on transfer of assets out of the PRC

Dividend payments by Shenzhen New Media and its direct and indirect subsidiary are limited by certain statutory regulations in the PRC. No dividends may be paid by Shenzhen New Media without first receiving prior approval from the State Administration of Foreign Exchange or its local offices. Dividend payments are restricted to 85% of profits, after tax. Net assets restricted as of December 31, 2010 and 2009 amounted to $19,685,527 and $14,707,602, respectively.

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

Operation and Management Right Agreement

On October 23, 2003, Shenzhen Media entered into a 10-year agreement with CMO. The agreement calls for the payment of $1,220,930 to CMO in exchange for a right to oversee the operation and strategic planning of advertising, publishing, and staff training for the magazines that are published by CMO. Under this agreement, Shenzhen Media is entitled to collect advertising revenues from customers already existing at the time of the contract, in addition to any new clients that Shenzhen Media can solicit and develop. Shenzhen Media shall bear all the operating costs and receive all the revenues from the contracted businesses. CMO has generated the following revenue as part of the agreement.

	Years ended December 31,
	2010	2009
Magazine advertising:
Advertising pages sales	$7,611,633	$3,427,573
Publishing	1,646,740	1,638,966

Total magazine advertising sales generated from CMO, included in consolidated total	$9,258,373	$5,066,539

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

PRC

The Company’s subsidiaries in the PRC are currently subject to income taxes ranging from 15% to 25% according to applicable tax laws in the PRC. The tax rates are 15% for NMA, 15% for Shenzhen New Media and Shenzhen Media and 0% for CMO. The provision for income taxes for the years ended December 31, 2010 and 2009 was $56,950 and $27,328, respectively.

Pursuant to the laws and regulations in the PRC, NMA, as a wholly-foreign-owned enterprise ("WFOE") in the PRC, is entitled to an exemption from the PRC corporate income tax for two years commencing from its first profitable year in 2006. CMO accounts for most of the revenue during the periods presented and its operating profit is entitled to a full tax exemption under the specialized industry tax rules. Other subsidiaries income tax rates range from 15% to 25%. A reconciliation of income before income taxes to the effective tax rate as follows:

	Years ended December 31,
	2010	2009

Income before income taxes from the PRC operation	$4,374,940	$1,470,793
PRC income tax rate	15%	15%
Income tax expense computed	656,241	220,619
Tax effect of non-deductible items	147,400	66,514
Effect of tax exemption credit on CMO	(813,672)	(259,805)
Tax effect of goodwill impairment	66,981	-
Income tax expense at effective rate	$56,950	$27,328

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

(a)	Provision for income taxes

	Years ended December 31,
	2010	2009

Current income tax	$29,318	$27,328
Deferred income tax	27,632	-

Total	$56,950	$27,328

(b)	Reconciliation of effective income tax rate

	Years ended December 31,
	2010	2009

Statutory U.S. tax rate	34%	34%
Impact of foreign tax differential	(19)	(19)
PRC income tax rate	15	15
Tax effect of non-deductible items	3	5
Effect of tax exemption, credit on CMO	(19)	(18)
Tax effect of goodwill impairment	2	-
Income tax expense at effective rate	1%	2%

(c)	Deferred tax liabilities

	As of December 31,
	2010	2009

Expenses items	$28,329	$-

There is no material unrecognized tax benefit as of December 31, 2010 and 2009.

10.	CONCENTRATIONS AND RISK

The Company is exposed to the following concentrations of risk:

(a)	Business risk with CMO

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

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the years ended December 31, 2010 and 2009:

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

	Year ended December 31, 2010
	Magazine	Consumer
	advertising	products	Corporate	Total

Revenue, net	$14,407,940	$20,563,361	$-	$34,971,301
Cost of revenue	3,634,990	19,839,929	-	23,474,919
Gross profit	10,772,950	723,432	-	11,496,382
Depreciation and amortization	160,775	171,476	-	332,251
(Loss) income from continuing operations, net of tax	5,052,483	(678,311)	(56,182)	4,317,990
Discontinued operations, net of tax	20,616	-	-	20,616
Net (loss) income	5,073,099	(678,311)	(56,182)	4,338,606
Total assets	23,152,467	653,857	-	23,806,324
Expenditure for long-lived assets	$22,345	$25,265	$-	$47,610

	Year ended December 31, 2009
	Magazine	Consumer
	advertising	products	Corporate	Total

Revenue, net	$9,488,579	$15,411,781	$-	$24,900,360
Cost of revenue	3,151,729	14,500,327	-	17,652,056
Gross profit	6,336,850	911,454	-	7,248,304
Depreciation and amortization	157,373	159,574	-	316,947
Net (loss) income	1,361,926	91,568	(10,030)	1,443,465
Total assets	16,728,116	279,807	-	17,007,923
Expenditure for long-lived assets	$26,363	$31,033	$-	$57,396

All of the Company’s revenues were derived from customers located in the PRC.

12.	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

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

In October 2009, the FASB issued ASU 2009-13 amending ASC 605 related to revenue arrangements with multiple deliverables. Among other things, ASU 2009-13 provides guidance for entities in determining the accounting for multiple deliverable arrangements and establishes a hierarchy for determining the amount of revenue to allocate to the various deliverables. The amendments in ASU 2009-13 will be effective for the fiscal years beginning January 1, 2011. The Company believes that ASU 2009-13 will not have a material impact on its consolidated financial statements

In January 2010, the FASB issued further guidance under ASC No. 820, “ Fair Value Measurements and Disclosures ” ("ASC 820"). ASC 820 requires disclosures about the transfers of investments between levels in the fair value hierarchy and disclosures relating to the reconciliation of fair value measurements using significant unobservable inputs (level 3 investments). ASC 820 is effective for the fiscal years and interim periods beginning after December 15, 2010. The Company will adopt the update on January 1, 2011 and expects that ASC 820 will not have a material impact on its consolidated financial statements.

Management has reviewed the ASU’s up through 2011-01 and does not believe that any other recently issued, but not yet effective, updates, if adopted, would have a material effect on the accompanying financial statements.

14.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “ Subsequent Events ”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2010 up through the date the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.