Form 10-Q/A
period 2011-03-31
China Marketing Media Holdings, Inc.
filed 2011-12-05
CIK 1353307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q/A

Amendment No. 1

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

EXPLANATORY NOTE

China Marketing Media Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment No. 1”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 which was originally filed with the Securities and Exchange Commission on May 23, 2011 (the “Original Filing”), to include certain revised and clarified disclosures to its financial and non-financial presentations set forth in the Original Filing in response to review comments made by the staff of the Securities and Exchange Commission in its comment letters  dated September 6, 2011, September 28, 2011 and October 28, 2011.

Specifically, the Amendment No. 1 provides revisions and clarifications to Item 1. Financial Statements (Note 1. Organization and Basis of Presentation; Note 2. Summary of Significant Accounting Policies; Note 4. Due from Affiliates; and Note 6. Advance to Unrelated Party) of Notes to Condensed Consolidated Financial Statements for the Three Months Ended March 31, 2011 and 2010.

In addition, the Amendment also revises and amends discussions of changes in Revenues, Other Income (Expenses) and Liquidity and Capital Resources set forth in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Original Filing.

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

The accompanying unaudited condensed consolidated financial statements as of March 31, 2011 and for the three months then ended March 31, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America for financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the sam e basis as the annual audited consolidated financial statements. The unaudited condensed consolidated balance sheet as of March 31, 2011, the unaudited condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2011 and 2010, the unaudited consolidated statement of changes in stockholders’ equity for the three months ended March 31, 2011, and the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

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

Certain r eclassifications have been made to the December 31, 2010 balance sheet in order to conform to the March 31, 2011.  As a result of such reclassifications, there was no change in the stockholders' equity of the Company as of December 31, 2010.

•	Basis of consolidation

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

•	Advances to suppliers

The Company made advanced payments to suppliers for the purchase orders of Pens (IP-OIT) in the normal course of business. Advances to suppliers are recorded when payment is made by the Company and deducted against inventory when goods are received. The advanced payments to suppliers are interest free and unsecured. At March 31, 2011, the Company received a certain portion of inventory and it is expected to be fully received in the next twelve months.

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

Long-lived assets of the Company are reviewed annually to assess whether the carrying value has become impaired according to the guidelines established in the ASC Topic 360-10-5, “ Impairment or Disposal of Long-Lived Assets”. No impairment of assets was recorded as of March 31, 2011.

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

Balance of December 31, 2010	$61,674
Investment income (30%) for the three months ended March 31, 2011	21,906
Exchange difference	458
Balance as of March 31, 2011	$84,038

As of March 31, 2011, the following entities are accounted under the cost method:
Name of entity	Ownership %	Cost	Description of entity

Beijing Orient Converge Human Resources Management Center Co. Ltd (“BJOC”)	10%	$76,102	Provides consulting, professional training and relevant sale and marketing services to business enterprises in China

•	Prepayment on purchase of real estate

The deposit in the amount of $2,945,709 is equivalent to the total purchase price for the residential units in Shenzhen City, Guangdong Province, the PRC which will be used for staff quarters (see note 7).

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

The Company publishes three issue magazines each month, (namely Sale edition, Channel edition and Case edition) of "China Marketing" and other special editions periodically, for example, "China Business & Trade" – (Training edition). The Company recognizes revenues for the advertising sales and consulting service ratably over the periods when the customer's advertisements are published and services are provided. Amounts invoiced or collected in advance from the customers of delivering the advertising sales are recorded as deferred revenue. Revenue is recognized when the advertisements are released. Total revenue from the advertising sales is $1,289,592 and $2,302,363 for the three months ended March 31, 2011 and 2010, respectively. Total revenue from marketing consulting service is $1,456,079 and $658,864 for the three months ended March 31, 2011 and 2010, respectively.

(b)	Publishing

The Company recognizes revenue from the publishing of the above magazines when the risks and rewards of ownership of the goods have transferred to the customer, which is usually on delivery or when title passes. The Company gives the sales agent the right to return the magazines. Provisions for estimated returns are provided for in the same period the related sales are recorded. Generally, the Company will record a reduction to gross sales based on estimated sales agents returns. The actual amount of sales returns realized may differ from the estimates. If actual sales return is determined, adjustment would be made to net sales in the period in which such a determination is made. Total revenue from the publishing business is $393,538 and $369,793 for three months ended March 31, 2011 and 2010, respectively.

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

The Company has adopted ASC Topic 825, “ Financial Instruments ” for disclosures about fair value of financial instruments. The carrying value of the Company’s financial instruments include cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses, deferred revenues and taxes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature.

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

Level1 : Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets; ·

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

In connection with the agreement with CMO as discussed in note 1, the Company has generated the following revenue as part of the agreement.

	Three months ended March 31,
	2011	2010
Magazine advertising:
Advertising pages sales	$1,190,495	$2,045,108
Publishing	393,538	369,793

Total magazine advertising sales generated from CMO, included in consolidated total	$1,584,033	$2,414,901
Net income generated from CMO, included in net income	598,515	1,633,504

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

During the period ended March 31, 2011, in connection with a short-term bank loan, the Company advanced $4,261,731 to an independent party namely, Mr. Yu, Feng, which is unsecured, bears interest at a rate of 5% per annum over the prime rate of The People’s Bank of China, payable monthly and due by March 2012. As of March 31, 2011, the interest rate was 6.4%. The purpose of this short-term advance was to establish a business relationship and possible partnership with Mr. Yu Feng in the development of new e-business in near future.

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

The Company has not, historically carried any property or casualty insurance. No amounts have been accrued for any liability that could arise from the lack of insurance .

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

Certain Terms

Except where the context otherwise requires and for the purposes of this report only:

●	“BVI” refers to the British Virgin Islands;

●	“China,” “Chinese” and “PRC” refer to the People’s Republic of China and do not include Taiwan and the special administrative regions of Hong Kong and Macao;

●	“China Marketing Media,” “the Company,” “we,” “us,” and “our” refer to China Marketing Media Holdings, Inc. and its subsidiaries;

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

●	“Media Challenge” refers to Medial Challenge Holdings, Limited, our direct, wholly-owned BVI subsidiary;

●	“RMB” refers to Renminbi, the legal currency of China;

●	“CMO” refers to our affiliate, Sale and Marketing Publishing House;

●	“SEC” refers to the United States Securities and Exchange Commission;

●	“Securities Act” refers to the Securities Act of 1933, as amended;

●	“MIC” refers to Shenzhen Media Investment Co., Ltd.;

●	“SNMC” refers to Shenzhen New Media Consulting Co., Ltd.;

●	“SNMAC” refers to Shenzhen New Media Advertising Co., Ltd.;

●	“SCBCC” refers to Shenzhen Caina Brand Consultant Company;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States.

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

We do not maintain a corporate website, but we utilize http://www.cmmo.com.cn for the sale and promotion of the magazines we publish.

First Quarter Financial Performance Highlights

The following are some financial highlights for the first quarter of 2011:

●	Revenues: Our revenues were approximately $7.1 million for the first quarter of 2011, a decrease of 18.9% from the same quarter a year ago.
●	Gross Margin: Gross margin was 35.4% for the first quarter of 2011, as compared to 31.8% for the same quarter in 2010.
●	Operating Profit: Operating profit was approximately $0.37 million for the first quarter 2011, a decrease of approximately 70.8% from approximately $1.26 million of the same period of 2010.
●	Net Income attributable to China Marketing Media Holdings, Inc.: Net income was approximately $0.36 million for the first quarter of 2011, a decrease of 69.8% from the same period of last year.
●	Fully diluted earnings per share was $0.01 for the first quarter of 2011, as compared to $.04 for the first quarter ended March 31, 2010.

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

Revenues

Our revenues during the three-month period ended March 31, 2011 were $7,139,619, which is $1,660,200 or 18.9% less than the same period in 2010, when we had revenues of $8,799,819. The decrease in revenues for the three months ended March 31, 2011 was caused mainly by a 26.9% decrease in sales of the consumer products segment during January and February of 2011. This decrease in sales was due to a supply shortage experienced by ASUS, one of our major vendors, who was having some issues with meeting demands. The issues have been resolved since early March  . The Advertising Pages Sales for the three-month period ended March 31, 2011, which is 1,289,592, or 44.0% less than the same period in 2010.  Such decrease was due to the fact that the number of advertising trade shows was reduced.  Despite the decrease in overall revenue, Consulting Service’s revenue actually rose $797,215 or 121% in the quarter compared to the same period last year. This was attributable to the sales by more well-established sales channels and a variety of sales promotions to attract more customers.

Components of Revenues

The following table shows the different components comprising our total revenues during the three month periods ended March 31, 2011 and 2010.

	Three Months March 31
Revenue Category			Increase	% Increase
	2011	2010	(Decrease)	(%Decrease)

Publishing	$393,538	$369,793	$23,745	6.4%
Advertising Page Sales	1,289,592	2,302,363	(1,012,771)	(44.0%)
Consulting Service	1,456,079	658,864	797,215	121.0%
Consumer Products	4,000,410	5,468,799	(1,468,389)	(26.9%)
Total	$7,139,619	$8,799,819	$(1,660,200)	(18.9%)

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

Other Income (Expenses)

Other Income and Expenses include interest income, interest expense, investment loss in equity investment and other income not directly related to our principal operations.

Interest income represents interest earned from bank accounts with PRC financial institutions, totaling $24,668 and $0 for the three-month ended March 31, 2011and 2010, respectively

Interest expense represents interest relates to the cost of short- term and long-term borrowings from bank accounts with PRC financial institutions, totaling $20,439 and $34,016 during the three-month ended March 31, 2011 and 2010, respectively.

Investment loss in equity investments represents investment in unconsolidated entities over which the Company has significant influence (20% to 50). The investment loss in equity investments was $556 for the three-month ended March 31, 2011 as compared to $7,454 for the same period in 2010. A decrease of $6,898 or 92% was due to an investment income attributed from Beijing Kang Pusen Media Consultation Planning Co., Ltd., which the Company had 30% of the equity interest.

We had other income of $60,704 and 769 for the three-months ended March 31, 2011 and 2010, respectively. The increase was mainly due to the receipt of subsidy income from the local PRC government, which represents government grant or incentive award accredited to the Company for its contribution in the promotion and development of culture and media industry in the PRC.

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

Cash Flow

	Three Months Ended March 31,
	2011		2010
Net cash provided by operating activities		$1,461,810	$1,795,287
Net cash used in investing activities		(9,603,865)	(1,221,076)
Net cash provided by financing activities		4,249,249	-
Net cash flow (used) provided	$	(3,858,767)	$574,554

Operating Activities:

Net cash provided by operating activities was approximately $1.46 million for the three months ended March 31, 2011 which was a decrease of approximately $0.34 million from approximately $1.80 million net cash provided by operating activities for the same period of 2010. The decrease was primarily attributable to a significant decrease in net income along with an increase in accounts receivable in the amount of approximately $0.9 million, but  also  partially offset by (1) a reduction in advances to suppliers in the amount of approximately $1.6 million, which related to the purchase of Invisible Printing Optical Identification (IP-OIT) during the 4th quarter of 2010 and (2) an increase in deferred revenues in the amount of approximately $0.25 million. Such increase was attributable to advanced payment collected from the customers.

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

In order to correct the foregoing deficiencies, we have taken or are taking the following remedial measures:

●      We are in the process of (i) arranging necessary training for our accounting department staff and (ii) engaging external professional accounting or consulting firm(s) to assist us in the preparation of the US GAAP accounts. We intend to complete these steps no later than June 30, 2011.

●      We continue to search for qualified personnel. However, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the PRC, in general, and in the province where the Company maintains its operations, in particular, we were not able to hire such additional personnel before the end of this reporting period. As previously stated, we continued our search for such personnel with assistance from recruiters and through referrals and intended to complete this process by March 31, 2011. Due to the fact that lack of internal control resources in China, the management has decided to outsource its internal control team. Since March 2011, we have been working with a PRC consulting firm to develop a system to manage, monitor and plan a risk management and internal control function. We will focus on policies and procedures that will be in place to ensure future risk is properly mitigated.

●      We have allocated significant financial and human resources to strengthen the internal control structure. We have been actively working with external consultants to assess our data collection, financial reporting, and control procedures and to strengthen our internal controls over financial reporting; and

●      We have and continue to search for suitable candidates to serve as independent directors on our Board of Directors and on the Audit (or other standing committee thereof) Committee, who are financially literate, and to contain at least one member who is a “financial expert” as that term is defined in the SEC’s rules. We intend to have our Audit Committee meet at least once every quarter, prior to the release of that periods’ financial statements, to, among other things, discuss, with management and our independent auditors, prior to the release of each periods’ financial statements, the financial statements themselves, significant accounting policies and estimates, our internal controls, and the scope and findings of the work performed by our independent auditor in its audit or review of the financial statements. We estimate that we need to at least two additional directors that meet the independence requirements. We have interviewed a few candidates to date and intend to complete the selection process by June 30, 2011.

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
Date: December 5, 2011

	By:	/s/ Yingsheng Li
Yingsheng Li, President and Chief Executive Officer
(Principal Executive Officer)

Date: December 5, 2011

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