Form 10-Q/A
period 2011-06-30
China Marketing Media Holdings, Inc.
filed 2011-12-05
CIK 1353307

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

EXPLANATORY NOTE

China Marketing Media Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment No. 1”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 which was originally filed with the Securities and Exchange Commission on September 22, 2011 (the “Original Filing”), to include certain revised and clarified disclosures to its financial and non-financial presentations set forth in the Original Filing in response to review comments made by the staff of the Securities and Exchange Commission in its comment letters  dated September 6, 2011, September 28, 2011 and October 28, 2011.

Specifically, the Amendment No. 1 provides revisions and clarifications to Item 1. Financial Statements (Note 1. Organization and Basis of Presentation; Note 2. Summary of Significant Accounting Policies; Note 5. Due from Affiliates; Note 7. Advance to Unrelated Party; Note 8. Deposit on Purchase of Real Estate; and Note 9. Short-Term Bank Loan, Secured) of Notes to Condensed Consolidated Financial Statements for the Three and Six Months Ended June 30, 2011 and 2010.

In addition, the Amendment also revises and amends discussions of changes in Revenues, Liquidity and Capital Resources set forth in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Original Filing.

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

CHINA MARKETING MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Revenue	$9,608,012	$8,712,848	$16,737,767	$17,503,940

Cost of revenue	7,445,144	6,216,953	12,059,158	12,209,252

Gross profit	2,162,868	2,495,895	4,678,609	5,294,688

Operating expenses:
Salaries and related benefits expenses	789,352	822,704	1,565,791	1,516,949
Selling, general and administrative expenses	1,256,752	799,632	2,565,989	1,570,530

Total operating expenses	2,046,104	1,622,336	4,131,780	3,087,479

Income from operations	116,764	873,559	546,829	2,207,209

Other income (expense):
Interest income	4,013	85,492	4,911	85,425
Interest expenses	(67,994)	-	(67,994)	(34,016)
Investment loss in unconsolidated affiliates	(160,924)	(2,634)	(161,480)	(10,088)
Other (expenses) income	(83,042)	(174)	(22,338)	595

Total other (expenses) income	(307,947)	82,684	(246,901)	41,916

(Loss) income from continuing operations before income tax expense	(191,183)	956,243	299,928	2,249,125
Income tax expense	(983)	(22,810)	(68,718)	(28,128)

(Loss) income from continuing operations, net of income tax expense	(192,166)	933,433	231,210	2,220,997

(Loss) income from discontinued operations, net of income tax expense	-	5,045	(60,009)	(83,097)

NET (LOSS) INCOME	$(192,166)	$938,478	$171,201	$2,137,900
Add: net loss attributable to non-controlling interests	-	-	-	4,742

Net (loss) income attributable to China Marketing Media Holdings, Inc.	$(192,166)	$938,478	$171,201	$2,142,642

Amounts attributable to China Media Holdings, Inc.
(Loss) income from continuing operations	(192,166)	933,433	231,210	2,220,997
(Loss) income from discontinued operations	-	5,045	(60,009)	(78,355)
Net (loss) income attributable to China Media Holdings, Inc.	$(192,166)	$938,478	$171,201	$2,142,642

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

The Company made advanced payments to suppliers for the purchase orders of Pens (IP-OIT) in the normal course of business. Advances to suppliers are recorded when payment is made by the Company and deducted against inventory when goods are received. The advanced payments to suppliers are interest free and unsecured. At June 30, 2011, the Company received a certain portion of inventory and it is expected to be fully received in the next twelve months.

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

The deposit in the amount of $2,994,059 is equivalent to the total purchase price for the residential units in Shenzhen City, Guangdong Province, the PRC which will be used for staff quarters (see note 8).

●	Revenue recognition

In accordance with ASC Topic 605, "Revenue Recognition" , the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured. Revenue recognition by each of the Company’s segment is described below:

(a)         Magazine advertising

The Company publishes three issue magazines each month, (namely Sale edition, Channel edition and Case edition) of "China Marketing" and other special editions periodically, for example, "China Business & Trade" – (Training edition). The Company recognizes revenues for the advertising sales and consulting service ratably over the periods when the customer's advertisements are published and services are provided. Amounts invoiced or collected in advance from the customers of delivering the advertising sales are recorded as deferred revenue. Revenue is recognized when the advertisements are released. Total revenue from the advertising sales is $2,857,284 and $4,311,591 for the six months ended June 30, 2011 and 2010, respectively. Total revenue from marketing consulting service is $2,809,105 and $1,298,424 for the six months ended June 30, 2011 and 2010, respectively.

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

Total revenue from the publishing business is $815,372 and $710,416 for six months ended June 30, 2011 and 2010, respectively.

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

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

●	Level 1 : Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

●	Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

●
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

In connection with the agreement with CMO as discussed in note 1, the Company has generated the following revenue as part of the agreement.

	Three months ended June 30,
	2011	2010
Magazine advertising:
Advertising pages sales	$1,032,907	$1,604,831
Publishing	421,834	340,622

Total magazine advertising sales generated from CMO, Included in consolidated total	$1,454,741	$1,945,453
Net income generated from CMO, included in net income	280,259	1,207,167

	Six months ended June 30,
	2011	2010
Magazine advertising:
Advertising pages sales	$2,223,402	$3,649,939
Publishing	815,372	710,416

Total magazine advertising sales generated from CMO, Included in consolidated total	$3,038,774	$4,360,355
Net income generated from CMO, included in net income	878,774	2,840,671

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

During the period ended June 30, 2011, in connection with short-term bank loan, the Company advanced $4,331,683 to an independent party namely, Mr. Yu Feng, which is unsecured, bears interest at a rate of 5% per annum over the prime rate of The People’s Bank of China, payable monthly and due by March 2012. As of June 30, 2011, the effective interest rate was 6.4%. The purpose of this short-term advance was to establish a business relationship and possible partnership with Mr. Yu Feng in the development of new e-business in near future.

NOTE – 8	DEPOSIT ON PURCHASE OF REAL ESTATE

On January 18, 2011, the Company entered a real estate property purchase agreement (the “Agreement”) with an independent party namely, Shenzhen Wan Jiang Investment Co., Ltd. (“Wan Jiang”) to purchase various residential units in Shenzhen City, Guangdong Province, the PRC with a consideration of $2,994,059 (equivalent to RMB 19,353,600). As of June 30, 2011, the transfer of the real estate property title has not yet occurred because the property developer has postponed the delivery of real estate property. The Company believes that the title of real estate property will be received in the next twelve months. The Company intends to use this property as staff quarters.

NOTE – 9	SHORT-TERM BANK LOAN, SECURED

On March 22, 2011, the Company obtained short-term bank borrowing of $4,331,683 from a PRC financial institution, in a term of one year due on March 22, 2012. The short-term bank borrowing bears interest at a rate of 5% per annum over the prime rate of The People’s Bank of China, payable monthly. As of June 30, 2011, the interest rate was 6.4% per annum. The borrowing is secured by a pledge of 1,500,000 ordinary shares of Beijing Fuxing Xiaocheng Electronic Technology Stock Co., Ltd., a public company whose shares are held by Mr. Yu Feng, through a financial institution namely Shenzhen Junwei Investment and Development Co., Ltd. in the PRC.

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

Components of Revenues

The following table shows the different components comprising our total revenues during the three month periods ended June 30, 2011 and 2010.

	Three Months Ended June 30
Revenue Category			Increase	% Increase
	2011	2010	(Decrease)	(%Decrease)

Publishing	$421,834	$340,623	$81,211	23.8%
Advertising Page Sales	1,577,556	2,017,955	(440,399)	(21.8%)
Consulting Service	1,353,026	639,560	713,466	111.6%
Consumer Products	6,255,596	5,714,710	540,886	9.5%
Total	$9,608,012	$8,712,848	$895,164	10.3%

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

Revenues

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

Components of Revenues

The following table shows the different components comprising our total revenues during the six month periods ended June 30, 2011 and 2010.

	Six Months Ended June 30
Revenue Category			Increase	% Increase
	2011	2010	(Decrease)	(%Decrease)

Publishing	$815,372	$710,416	$104,956	14.8%
Advertising Page Sales	2,857,284	4,311,591	(1,454,307)	(33.7%)
Consulting Service	2,809,105	1,298,424	1,510,681	116.3%
Consumer Products	10,256,006	11,183,509	(927,503)	(8.3%)
Total	$16,737,767	$17,503,940	$(766,173)	(4.4%)

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

Operating Activities:

Net cash provided by operating activities was approximately $0.59 million for the six months ended June 30, 2011 which was a decrease of approximately $2.36 million from approximately $2.95 million net cash provided by operating activities for the same period of 2010. The decrease was mainly resulted from a significant decrease in net income along with an increase in (1) accounts receivable in the amount of approximately $0.68 million even though our customers’ creditworthiness remained relatively consistent (2) advance to suppliers in the amount of approximately $0.5 million which related to various purchase prepayments of the online consumer products and (3) other receivables in the amount of approximately $0.47 million, but partially offset by an increase in deferred revenues in the amount of approximately $0.91 million. Such increase was attributable to advanced payment collected from the customers.

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

•      We have and continue to search for suitable candidates to serve as independent directors on our Board and the Audit Committee. In addition, we are seeking to appoint a Board member that will meet the definitions of an “Audit Committee financial expert”. We intend to have our Audit Committee meet at least once every quarter, prior to the release of that periods’ financial statements, to, among other things, discuss, with management and our independent auditors, prior to the release of each periods’ financial statements, the financial statements themselves, significant accounting policies and estimates, our internal controls, and the scope and findings of the work performed by our independent auditor in its audit or review of the financial statements. We have interviewed several candidates to date, but have not yet filled either independent director or Audit Committee as of the date of this Quarterly Report. We anticipate completing these measures on or before December 31, 2011.

We believe that the foregoing steps, when completed, will cure the significant deficiencies identified above. We will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Changes in Internal Control Over Financial Reporting

Other than described above, there have been no changes in our internal control over financial reporting during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CHINA MARKETING MEDIA HOLDINGS, INC.

Date: December 5, 2011

By :/s/ Yingsheng Li
Yingsheng Li, President and Chief Executive Officer,
(Principal Executive Officer)

Date: December 5, 2011
By :/s/ Zhen Zhen Peri
Zhen Zhen Peri, Chief Financial Officer,
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