Form 10-K
period 2011-12-31
China Marketing Media Holdings, Inc.
filed 2012-04-16
CIK 1353307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

As of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the Over-the-Counter Bulletin Board) was approximately $3.6 million.

There were a total of 28,686,002  shares of the registrant’s common stock outstanding as of March 31, 2012.
RDGPreambleEnd
DOCUMENTS INCORPORATED BY REFERENCE

None.

CHINA MARKETING MEDIA HOLDINGS, INC.

Annual Report on FORM 10-K
For the Fiscal Year Ended December 31, 2011

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

FORWARD-LOOKING STATEMENTS

Statements contained in this annual report include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Forward-looking statements made in this Report generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “potential,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

•	Chinese economy slows more than expected in 2012
•	strong competition in our industry;
•	our significant reliance on the operation and management right agreement between us and Sale and Marketing Publishing House, or CMO; and
•	significant deficiency in our internal controls over our financial reporting.
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

PART I
ITEM 1.        BUSINESS

Overview

We were originally organized under the laws of the State of Texas on October 29, 1999 under the name Brazos Strategies, Inc. We changed our name to Infolife, Inc. on July 16, 2003 and finally to China Marketing Media Holdings, Inc. on February 7, 2006. We are a holding company and we have no operations other than administrative matters and the ownership of our direct and indirect operating subsidiaries. Through our indirect Chinese subsidiaries, we are engaged in the business of selling magazines and advertising space in our magazines, providing sales and marketing consulting services and online sales of various consumer products. All of our operations, assets, personnel, officers and directors are located in China. Currently, we publish China Marketing magazine in China. We publish four issues of China Marketing per month, including a sales edition, case edition, channel edition and career development edition. In June 2009, we began to publish eight special issues of China Marketing, which include cosmetic edition, food edition, gift edition, tobacco edition, home appliance edition, sporting goods edition, edition for agricultural resources and edition for entrepreneurs in Henan province. In October 2011, we discontinued the special issue of sporting goods edition. Therefore, we currently have 4 main issues and 7 special issues. Currently, the distribution network of our magazines consists of over 60 major distribution agencies and 30,000 bookstores and newsstands covering over 300 cities throughout China.

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

On November 20, 2004, Shenzhen Media Investment and Shenzhen New Media entered into an Entrust Agreement, under which Shenzhen Media Investment transferred all of its rights under the Operation and Management Right Agreement to Shenzhen New Media. Shenzhen New Media agreed to pay Shenzhen Media Investment US$1.45 million in connection with this transfer of rights. Shenzhen New Media agreed to pay this amount over the 9-year term of the agreement, which is for the full remaining term of the assigned contract. Thereafter, on December 21, 2005, our indirect subsidiary, Shenzhen New Media acquired Shenzhen Media Investment.

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

To increase our revenue stream, our management began exploring the feasibility of engaging in new business lines in July 2007. Management considered the potential costs and benefits of launching another magazine or acquiring other publishing or advertising assets and determined that such actions require capital outlays that are greater than the company can currently afford and would take several months or years to implement. While cash is still the main form of payment in China, the use of credit cards is becoming a popular alternative to carrying banknotes. As a result of, or possible contributing to the increasing popularity of credit cards, many consumers in China are choosing to shop online and pay with credit cards. Consumers in China are realizing that online shopping allows consumers to browse through many items and categories without leaving their homes, to compare prices of multiple suppliers or stores, and to arrange for convenient shipping of products by the supplier. Our management decided that the company should enter into the online sales and marketing business to take advantage of this marketplace trend. Management believed at the time that engaging in online business is beneficial and suitable for small businesses like us as it requires significantly lower capital outlay compared with traditional business approaches.

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

The management decided to sell the online marketing and sales of consumer products division after more than three years of suffering losses. On December 21, 2011, our Board of Directors approved the sale of Shenzhen Media Investment Co. (“SMI”), also known as online consumer products division.

In December 2011, Shenzhen New Media Consulting Co, Ltd. (“SNMC”), an indirectly owned subsidiary of China Marketing Media Holdings, Inc. (the “Company”) and the sole shareholder of Shenzhen Media Investment Co. Ltd (“SMI”), completed a disposition of 100% equity interest in SMI to Bin Li, a former member of the Board and related party, and Feng Yu, an individual shareholder of the Company since August 2010 (each, a “Transferee”). Specifically, on December 26, 2011, SMI, on the one hand, and each Transferee, on the other hand, executed certain Equity Transfer Agreement under which Bin Li and Feng Yu acquired 90% and 10% equity interests in SMI, respectively, in exchange for a total consideration of RMB 38,915,724 (RMB 35,024,152 and 3,891,572 respectively (approximately, USD$5,500,326 and $611,147, respectively)), which was determined based on the net asset value of the transferred assets in accordance with the PRC GAAP and subject to adjustments. The transfer consideration of RMB38,915,723 payable by the Transferees under the agreement is due within one year of the date of the agreement and none of such consideration has been received to date.

The foregoing disposition included SMI's liabilities in the total amount of RMB 7,051,286 also estimated in accordance with the PRC GAAP and subject to adjustments. SMI's primary business includes, among other things, sales and marketing of magazines and advertising space in magazines and provision of strategic planning for magazines. The disposition included assets related to the Company's online sales of consumer products. Specifically, (i) the total assets disposed were in the amount of RMB in thousands 58,974 and included cash, accounts receivable, inventory (among others, electronic appliances, personal computers, and cosmetics), fixed assets (among others, furniture, fixtures and computers) and intangible assets (among ERP system and customer call center software), and (ii) the total liabilities disposed were in the amount of RMB in thousands (20,059) and included accounts payable, accrued expenses and others. The Company's Operations and Management Agreement with CMO, a state owned entity of the Administration of Press and Publication of Henan Provincial Government, was not included in the foregoing transaction and, therefore, did not require CMO's approval. The total amount of net assets disposed in connection with the foregoing transaction was RMB38,915,724. All amounts are in RMB and are subject to audit adjustments.

To facilitate the foregoing disposition of SMI, on December 23, 2011, SNMC entered into certain intra-company equity transfer agreements with SMI, pursuant to which SMI transferred its 10% equity interest in Beijing Orient Converge Human Resources Management Center Co. Ltd., its 98% equity interest in Beijing Media Management Consultation Company (“BMMC”) and its 30% equity interest in Shenzhen Directory Marketing Management Co. Ltd., all of which, prior to the disposition were the Company's subsidiaries, in consideration for RMB 500,000 (approximately USD$78,522), RMB 980,000 (approximately USD$153,903) and RMB15,000,000 (approximately USD$2,355,657), respectively, to SNMC. In addition, Wengao Luo, a member of the Company's Board, agreed to transfer all of his 2% equity interest in BMMC to SNMC in consideration for RMB20,000 (approximately USD$3,141).

On March 31, 2011, the Company disposed of its wholly owned subsidiary, Shenzhen New Media Advertising Co., Ltd. (“SNMAC”) for a consideration of $154,703. There was no gain or loss on disposal of a subsidiary for the year ended December 31, 2011 for this transaction.

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

(5) Shenzhen Directory Marketing Management Co. Ltd, or SDMM, was incorporated in China in June 2010 and is mainly engaged in providing advertising services, business enterprises marketing planning services, and information system consulting services. The Company, through Shenzhen Media, holds 30% of the equity interest of SDMM and one individual shareholder, Ge Zhihong, owns the remaining 70% equity interest of SDMM, respectively, and accounts for the investment using the equity method.

Our Products

China Marketing was first published by CMO in April 1994 as a monthly magazine. Thereafter, in September 2001, CMO began publishing two issues of this magazine per month. In May 2004, after the establishment of the operation and management rights agreement, we started to publish three issues of this magazine per month. In June 2003, the first issue of China Business & Trade was published. In January 2007, we decided to stop publishing China Business & Trade by combining the content of China Business & Trade into the Case edition of China Marketing. In October 2010, we published a new issue of Career Development edition. In June 2009, we began to publish eight special issues of China Marketing, which include cosmetic edition, food edition, gift edition, tobacco edition, home appliance edition, sporting goods edition, edition for agricultural resources and edition for entrepreneur in Henan. In October 2011, we discontinued the special issue of sporting goods edition. The special editions are published from time to time based upon market conditions.

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

Each issue of China Marketing focuses on specific topics. The first monthly issue of the magazine, the Sales edition, is a blend of overall discussion on sales and marketing for executives who need to keep track of the latest developments in their industries. This issue also introduces creative and successful marketing strategies and analyzes market trends of different industries and new business opportunities. It offers the readers a macro view of the developments and trends in various industries across China. Competitive and sales strategies are proposed to readers who need advice on formulating an appropriate strategy for their products. Practical methodologies are also presented to facilitate the readers in managing their business operations. The second issue of the magazine, the Case edition, features sales and marketing case studies. This edition includes detailed reports by industry experts that explain different sales and marketing techniques and theories underlying the featured case study. These cases focus mainly on business sales and marketing events that have occurred in China. These case studies offer our Chinese readers some insight into particular sales and marketing approaches used by the companies who are the subject of the case study. The third issue, the Channel edition, is tailored to supply chain management executives. This edition provides information on the supply chain management process including, manufacturers, distributors, and logistics management. The fourth issue, the Career Development edition, assists recent graduates and individuals to start and manage a career in the sales and marketing field.

Each of the seven special editions we published in 2011 focuses on different sales and marketing strategies for a specific industry.

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

Online Sales

In July 2008, we began our new business of online marketing and sales of consumer products. The business was sold on December 26, 2011.

Our Distribution Channels of Our Magazines

Currently, the distribution network of our magazines consists of over sixty major distribution agencies and 30,000 bookstores and newsstands covering over 300 cities throughout China. We plan to develop a more comprehensive distribution network for our magazines that we hope will eventually reach all major cities in China.

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

As of December 31, 2011, the annual circulation of our magazines during the 2011 fiscal year was 2,261,626 units, among which 43.31% of sales were made through retail agents such as newsstands, airports, subways and bookstores throughout China.  These retail agents obtained our magazines from our distribution agents who operate throughout China.  The remaining sales were through postal subscriptions 43.75% and direct orders 12.94%.  As of December 31, 2010, the annual circulation of our magazines during the 2010 fiscal year was 2,474,338 units, among which 54.98% of sales were made through retail agents such as newsstands, airports, subways and bookstores throughout China. These retail agents obtained our magazines from our distribution agents who operate throughout China. The remaining 45.02% of our sales were through postal subscriptions 32.68% and direct orders 12.34%.

The following table lists the annual circulation of our magazines during the fiscal year ended December 31, 2011:

	China Marketing (Sales edition)	China Marketing (Case edition)	China Marketing (Channel edition)	China Marketing (Career Development edition)	Special Editions	Total
Distribution agents	248,982	211,307	265,521	91,334	162,374	979,518
Subscriptions through post offices	275,440	275,440	429,514	9,066	0	989,460
Direct subscriptions	18,342	18,612	23,930	5,999	225,765	292,648
Total	542,764	505,359	718,965	106,399	388,139	2,261,626

The following table lists our principal distribution agents and their distribution areas:

Names of Distribution Agents	Distribution Area

Beijing Luopan Zhengzhang Books Co., Ltd	Beijing

Nanjing Raotian Cultural Development Co., Ltd.	Jiangsu Province

Guangzhou Rutu Culture Development Co., Ltd	Guangdong Province

Wuhan Dagong Books Co., Ltd	Hubei Province

Hengyang Post Office Books Retail Co., Ltd	Hunan Province

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

Prices of Our Products

The fixed retail price of the Sales edition, the Case edition and the Channel edition of China Marketing is RMB 10 per issue (approximately $1.57); the fixed retail price of the Career Development edition of China Marketing is RMB 5 per issue (approximately $0.78); the fixed retail price of the seven special issues is RMB 20 per issue (approximately $3.14). Subscribers who subscribe to our magazines directly pay this same fixed retail price per issue on an issue by issue basis.

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

Our Employees

We currently have 364 full-time employees and we do not expect any significant changes in the number of our employees during the next 12 months.

We believe that our relationship with our employees is good. The remuneration payable to employees includes basic salaries and allowances.

We have not experienced any significant problems or disruption to our operations due to labor disputes, nor have we experienced any difficulties in recruitment and retention of experienced staff.

Our employees in China participate in a state pension plan organized by Chinese municipal and provincial governments.  Currently, each month we are required to contribute to the plan with approximately $94 for each of our employees and approximately $169 for each of our executive officers and directors.  The compensation expenses related to this plan were approximately $281,899 and $231,590 for the fiscal years 2011 and 2010, respectively.

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

RISKS RELATING TO OUR BUSINESS

The Company has incurred a significant loss during the fiscal year ended December 31, 2011 and there is substantial doubt as to our ability to continue as a going concern.

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the continuity of operations and realization of assets and satisfaction of liabilities and commitments in the normal course of business. For the year ended December 31, 2011, including the loss on disposal of a subsidiary of $3,310,262, the Company has incurred a net loss of $6,761,456 and experienced negative operating cash flows of $2,704,158. The Company plans to obtain the additional capital injection from its shareholders or external financing. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet its obligations on a timely basis. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

We do not know whether additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope, or eliminate one or more of our programs, or substantially curtail or close our operations altogether.

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

As discussed in Note 9 of the financial statements, a significant portion of the Company’s operations is derived from and depends upon an agreement with CMO. For twelve-month period ended December 31, 2011, CMO’s $5.62 million revenue represented approximately 43.7% of the Company’s total revenue. The Company is striving to diversify its revenue sources by offering new product lines and seeking acquisition. The Company cannot provide any assurance that it will be successful in achieving sufficient diversification in the near future, if at all.

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

During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2011, management identified significant deficiencies related to our U.S. GAAP expertise, internal audit functions and the absence of Audit Committee, as of that date.  The current staff in the accounting department of the subsidiaries is relatively new to U.S. GAAP and internal control procedures and needs substantial additional training so as to meet with the higher demands of being a U.S. public company.  The significant deficiency in internal audit function is also due to the Company’s lack of sufficient qualified resources to perform internal audit functions.  We have taken steps to address these deficiencies. However, as of the end of 2011 fiscal year, these deficiencies remain, which, in turn, could adversely affect our operations and investor confidence.

RISKS RELATED TO THE MARKET FOR OUR STOCK

Our common stock is quoted on the Over-the-Counter Bulletin Board which may have an unfavorable impact on our stock price and liquidity.

Our common stock is currently quoted on the Over-the-Counter Bulletin Board. The Over-the-Counter Bulletin Board is a significantly more limited market than any national securities exchange.  The market for our securities is very limited, volatile and characterized by very low trading volumes. The quotation of our shares on the Over-the-Counter Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

We are subject to penny stock regulations and restrictions, which may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions.  As of March 15, 2012, the closing price for our common stock was $0.081 per share and therefore, it is designated a “penny stock.”  As a “penny stock”, our common stock may become subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule”. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses).  For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale.  As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

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

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time.  This could either benefit or damage our operations and profitability.  Some of the things that could have this effect are:

•           Level of government involvement in the economy;
•           Control of foreign exchange;
•           Methods of allocating resources;
•           Balance of payments position;
•           International trade restrictions; and
•           International conflict.

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

We are subject to the Foreign Corrupt Practices Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business.  We have operations, agreements with third parties and we make sales in China.  Our activities in China create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents or distributors of our Company, even though they may not always be subject to our control.  It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible.  Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

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

ITEM 4.        MINE SAFETY DISCLOSURES

Not Applicable.

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

	Closing Bid Prices(1)
	High	Low

Year Ended December 31, 2011
First Quarter	$0.51	$0.50
Second Quarter	$0.30	$0.13
Third Quarter	$0.17	$0.15
Fourth Quarter	$0.10	$0.08

Year Ended December 31, 2010
First Quarter	$0.95	$0.95
Second Quarter	$0.87	$0.87
Third Quarter	$0.80	$0.80
Fourth Quarter	$0.95	$0.90
________________________
(1)           The above tables set forth the range of high and low closing prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

As of March 4, 2012, there were approximately 271 stockholders of record of our common stock.

Dividends

During fiscal years 2010  and 2011, we did not declare or pay a cash dividend.  Any future decisions regarding dividends will be made by the board of directors of the company.  The Company currently intends to retain and use any future earnings for the development and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended December 31, 2011 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2011 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2011.

ITEM 6.        SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward-Looking Statements” above for certain information concerning those forward-looking statements.

General

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has cash flow constraints and has suffered a large loss from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

Also discussed in Note 2 to the consolidated financial statements, the management  plans to obtain the additional capital injection from its shareholders or external financing. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet its obligations on a timely basis.

We generate revenues through sales of our magazines, sales of advertising space in our magazines, providing sales and marketing consulting services and online sales of electronic products.  During the fiscal year ended December 31, 2011, we generated $1,851,938 in revenues from the sale of our magazines, $5,768,340 in revenues from the sale of advertising space in these magazines, $5,243,823 in revenues from providing consulting services.  During the fiscal year ended December 31, 2010, we generated $1,646,740 in revenues from the sale of our magazines, $9,184,076 in revenues from the sale of advertising space in these magazines, $3,350,205 in revenues from providing consulting services.

In July 2008, we launched a new business of online marketing and sales of consumer products, such as personal computers, cellular phones, jewelries, watches, apparel, beauty products and home appliances. The Company decided to sell the online marketing and sales of consumer products division on December 26, 2011 after more than three years of suffering losses. The management anticipates that the sale of the interest will enable the Company to focus on the growth of its magazine and advertizing business.

Results of Operations

Fiscal Year Ended December 31, 2011 Compared with Fiscal Year Ended December 31, 2010

The following table summarizes the results of our operations during the fiscal years ended December 31, 2011 and 2010.  It provides information regarding the dollar and percentage increase or (decrease) from 2010 fiscal year to 2011 fiscal year:

	Year Ended December 31, 2011
Item	2011	2010	Increase (Decrease)	% Increase (% Decrease)
Revenue	$12,864,101	$14,181,021	$(1,316,920)	(9.3)%
Cost of Sales	$6,007,838	$3,602,996	$2,404,842	66.7%
Gross Profit	$6,856,263	$10,578,025	$(3,721,762)	(35.2)%
Operating Expenses	$9,328,288	$5,684,190	$3,644,098	64.1%
Other Income (expense)	$49,711	$201,273	$(151,562)	(75.3)%
Provision for Taxes	$39,656	$55,992	$(16,336)	(29.2)%
Net income attributable to China Marketing Media Holding, Inc.	$(6,761,456)	$4,310,264	$(11,071,720)	(256.9)%

Revenue

Our revenues for the fiscal year ended December 31, 2011 were $12,864,101, which are $1,316,920 or 9.3% less than the same period in 2010, when we had revenues of $14,181,021. The decrease in revenues for the fiscal year ended December 31, 2011 was mainly due to a decrease in Advertising Space Sales of $3,415,736 or 37.2%, but offset by an increase in Consulting Service of $1,893,618 or 56.5% and an increase in Magazine Sales of $205,198 or 12.5%. Even though the Consulting Service sector has been growing rapidly in recent months, the Advertising Space Sales still suffer from a soft market.

Components of Revenues

The following table shows the different components comprising our total revenues during each of the past two fiscal years.
Revenue Category	2011	2010	Increase (Decrease)	% Increase (% Decrease)

Magazine Sales	$1,851,938	$1,646,740	$205,198	12.5%

Advertising Sales	$5,768,340	$9,184,076	$(3,415,736)	(37.2)%

Consulting Services	$5,243,823	$3,350,205	$1,893,618	56.5%

Consumer products	-	-	-	-

Total	$12,864,101	$14,181,021	$(1,316,920)	(9.3)%

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

On October 23, 2003, Shenzhen Media Investment Co., Ltd. entered into a 10-year agreement with CMO in exchange for a right to oversee the operation and strategic planning of advertising, publishing, and staff training for the magazines that are published by CMO. This right was transferred to Shenzhen New Media Consulting Co., Ltd. on November 20, 2004. The Company has generated the following revenue as part of the agreement.

	Twelve months ended December 31,
	2011	2010
Magazine advertising:
Advertising pages sales	$1,851,939	$1,646,740
Publishing	3,772,869	7,611,633
Total magazine advertising sales generated from CMO, included in consolidated total	$5,624,808	$9,258,373

The CMO’s revenues for the fiscal year ended December 31, 2011 were $5,624,808 (43.7% of total revenue), which is $3,633,565 or 39.2% less than the same period in 2010, when we had CMO’s revenues of $9,258,373 (65.3% of total revenue). The decrease in CMO’s revenue for the fiscal year ended December 31, 2011 was primarily due to a drop in revenue in advisory service. The advisory service’s revenue for the fiscal year ended December 31, 2011 was $359,219, a decrease of 85.3% from $2,436,117 for the same period in 2010. The decrease in advisory service’s revenue was caused by a decrease in demand beginning in the 2nd quarter of 2011. The management expects a further decline in the advisory service’s revenue in the coming months.

Cost of Sales

Our cost of sales for the fiscal year ended December 31, 2011 and for the same period of 2010 were $6,007,838 and $3,602,996, respectively, which accounted for 46.7% and 25.4% of revenue, respectively. As a percentage of total revenues, cost of sales increased by approximately 21.3% during the applicable periods. Such increase was primarily driven by (1) the significant decrease of revenue in Advertising Space Sales which has a high gross margin than the other segments and (2) additional sales promotion for consulting service through Beijing Media Consulting Co.

Operating Expenses

Impairment of goodwill

The Company generally conducts its annual impairment evaluation to its acquired goodwill, usually in the fourth quarter of each year, or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate. The recoverability of acquired goodwill is measured at the reporting unit level.

For the 2011 fiscal year, we performed a goodwill impairment test using a discounted cash flow method to calculate and compare to the fair value of the reporting unit, Shenzhen Caina, against its carrying amount of the acquired goodwill. This method is based on our own market assumptions and estimates, which are considered reasonable and inherent in the discounted cash flow analysis. Based on the result of this testing, we recognized an impairment loss of $391,669 which was the remaining book value of the unit and allocated its impairment charge to the Magazine Advertising Business Segment.

In accordance with the same methodology in this discounted cash flow method, we used projections of future cash flow and other assumptions which are considered reasonable and inherent in the undiscounted cash flow analysis. The projections are based on the historical performance and anticipated growth rate in 2012 and onwards in the business to be generated by Shenzhen Caina. After an assessment of the assumptions and projections, the management believes no further impact of the impairment on the business prospectively and reasonably believes similar trends to impact income from continuing operations is unlikely to occur in the near future.

SG&A

Our selling, general and administrative expenses were $8,936,619 (69.5% of total sales) and $5,237,647 (36.9% of total sales) for the fiscal year ended December 31, 2011 and 2010, respectively. The increase was mainly due to (1) salaries and related benefits expenses that amounted to $3,167,732 for the fiscal year ended December 31, 2011 as compared to $2,830,629 during the same period of 2010. A $337,103 or 11.9% increase in payroll expense for the fiscal year ended December 31, 2011 was caused by an increase in headcount in Shenzhen Caina by 16.4% but offset by a decrease of 12% from CMO and 37.4% from Shenzhen New Media. The 37.4% decrease in headcount from Shenzhen New Media was mainly attributable to the close down of its Advertising division in April, 2011, (2) the expenses related to additional bad debt expenses for CMO for the amount of approximately $1.8 million and Shenzhen New Media for the amount of approximately $0.28 million and (3) the penalty and interest expenses for the 2007 and 2008 late tax filings of $85,400 and $90,406, respectively. We are in the process of appealing penalty abatement for both cases. The Company also incurred additional legal and accounting fees related to the review of an SEC comment letter.

Other Income and Expense

Other income and expense includes interest income, investment income and loss in unconsolidated affiliates, subsidy income and other income and expense not directly related to our principal operations.

Interest income represents interest earned from bank accounts with PRC financial institutions, totaling $14,091 during the fiscal year ended December 31, 2011. A decrease in interest income of $86,070 or 85.9% as compared to $100,161 during the same period of 2010 was due to the decrease in the average balance of cash and cash equivalents.

Investment in unconsolidated entities over which the Company has significant influence (20% to 50%) are accounted for under the equity method of accounting and the Company does not have the ability to exert significant influence (up to 20%) are accounted for under the cost method of accounting. We had an investment loss from unconsolidated subsidiaries totaling $66,810 during the fiscal year ended December 31, 2011. The significant loss increased by $126,883 or 211.2% as compared to an income of $60,073 during the same period of 2010. Such increase was attributable to the continuing operating loss from Beijing Kang Pusen Media (20% interest) as compared to an investment gain from a year ago.

Subsidy Income is received at a discretionary amount as determined by the local PRC government, which represents government grant or incentive award accredited to the Company for its contribution in the promotion and development of culture and media industry in the PRC. The amount is un-conditional, non-refundable and without any restrictions on usage at the time of grant to and receipt by the Company. The subsidy income for the fiscal year ended December 31, 2011 totaled $102,187 as compared to $40,586 for the same period in 2010.

We had other income of $243 and $453 for the fiscal year ended December 2011 and 2010, respectively.

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

We are currently subject to income taxes according to applicable tax laws in the PRC.  The tax rates are 15% for SNMC, 25% for BMMCC, SCBCC and BCXMLC and 0% for CMO.  CMO is exempt from PRC income tax as a part of the government supporting program from year 2009 to 2013.

We incurred income taxes of $39,656 and $55,992 for the fiscal year ended December 31, 2011 and 2010, respectively, or a decrease of $16,336 or 29.2%. The decrease in income tax expense was the result of a tax refund of $30,000 for an over payment from 2010 by Shenzhen Caina to the Chinese tax authority.

Net income attributable to China Marketing Media Holdings, Inc. (profit after taxes)

Including the loss from discontinued operations of $4,299,486, we reported net loss of $6,761,456 for the fiscal year ended December 31, 2011, as compared to net income of $4,310,264 a year ago. The decrease of $11,071,720 or 256.9% resulted from an increase in cost of goods sold as well as a significant increase in operating expenses.

Liquidity and Capital Resources

As of December 31, 2011, we had cash and cash equivalents of approximately $0.91 million. We had no bank loans during the period.

The Company’s consolidated financial statements are presented on a going concern basis, as discussed in Financial footnote 2, which contemplates the continuity of operations and realization of assets and satisfaction of liabilities and commitments in the normal course of business.

For the year ended December 31, 2011, including the loss on discontinued operations of $4,299,486, the Company has incurred a net loss of $6,761,456 and experienced negative operating cash flows of $2,704,158. The Company plans to obtain the additional capital injection from its shareholders or external financing. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet its obligations on a timely basis.

The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow
 (All amounts in thousands of U.S. dollars)

	Fiscal Years Ended December 31,
	2011	2010
Net cash (used in) provided by operating activities	$(2,704,158)	$8,784,112
Net cash used in investing activities	(3,774,026)	(7,391,657)
Net cash provided by financing activities	-	-
Effect of exchange rate changes in cash and equivalents	209,951	238,563
Net cash (out flow) inflow	(6,268,233)	1,631,018

Operating Activities:

Including a loss on discontinued operations approximately $4.3 million, net cash used in operating activities was approximately $2.7 million for the fiscal year ended December 31, 2011, which was an increase in cash outflow of approximately $11.49 million from approximately $8.78 million net cash provided by operating activities for the same period in 2010. The increase in cash outflow was primarily due to a significant net loss of approximately $6.76 million along with the following (1) related party receivable- affiliates of approximately $5.2 million which included approximately $5.5 million due from CMO and approximately $0.23 million due to other affiliates, and (2) increase in other receivables of approximately $4.2 million which included an increase in advances to employees of approximately $1.1 million, but partially offset by an increase in current liabilities such as (i) deferred revenue of approximately $0.33 million; the increase was attributable to advanced payment collected from the customers, (ii) other payable of approximately $0.38 million.

Investing Activities:

Net cash used in investing activities was approximately $3.77 million for the fiscal year ended December 31, 2011, a decrease in cash used of approximately $3.62 million from approximately $7.39 million net cash used in investing activities for the same period of 2010. Such decrease in net cash used in investing activities was included in the cash used of approximately $6.48 million from discontinued operations. We also had a deposit on purchase of real estate of $2.9 million for a piece of real estate property, which is currently under construction and the property developer has postponed the delivery. The Company believes that the title to the property will be received by the end of 2012. The Company intends to use this property to house its staff.

We also use cash for investing activities to make payments relating to acquisition of property, plant and equipment.

Financing Activities

There is no net cash provided or used by financing activities for the fiscal years ended December 31, 2011 and 2010.

Cash Flows from Discontinued Operations

Operating Activities:

Net cash provided by operating activities from discontinued operations was approximately $6.54 million for the fiscal year ended December 31, 2011 as compared to $3.19 million for the same period in 2010.

Investing Activities:

Net cash used in investing activities from discontinued operations was approximately $0.25 million for the fiscal year ended 2011, as compared to net cash used approximately $6.48 million for the same period in 2010.

Financing Activities

There is no net cash provided or used from discontinued operations by financing activities for the fiscal year ended December 31, 2011 and 2010.

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

Currency Fluctuations

Our operating subsidiaries are located in China.  All expenses of the subsidiary and revenue received from customers are incurred in China denominated in RMB as the functional currency.  Based on Chinese government regulation, all foreign currencies under the category of current accounts are allowed to be freely exchanged with hard currencies.  During the past years of operation through July of 2005, there were no significant changes in exchange rates.  On July 21, 2005, the Chinese government changed its foreign currency exchange policy from a fixed RMB/USD exchange rate into a flexible rate under the control of the Chinese government.  From August 2005 through December 2011, the value of RMB against US dollars appreciated by 20.99%, from RMB 8.1/$1 to RMB 6.4/$1.

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

Trade Accounts Receivable. During the normal course of business, we extend short-term unsecured credit to our customers; however, collection normally occurs from 30 to 120 days. Management regularly reviews aging of receivables and changes in payment trends by its customers, and records a reserve when management believes collection of amounts due are at risk. Accounts considered uncollectible are written off. We regularly review the creditworthiness of our customers and, based on the results of the credit review, determine whether extended payment terms can be granted to or, in some cases, partial prepayment is required from certain customers.

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

Restrictions on Transfer of Assets Out of the PRC. Dividend payments by SNMC and its subsidiary are limited by certain statutory regulations in China. No dividends may be paid by SNMC without first receiving prior approval from the State Administration of Foreign Exchange. Dividend payments are restricted to 85% of profits, after tax.

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

Recent Changes in Accounting Standards

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income — Presentation of Comprehensive Income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders' equity. It requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption will have no significant impact on our consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet — Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments and will be applied retrospectively for all comparative periods presented. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company currently believes that this ASU will have no significant impact on its consolidated financial statements.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The full text of our audited consolidated financial statements as of December 31, 2011 and 2010 begins on page F-1 of this annual report.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), evaluated the effectiveness of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Certifying Officers have concluded that, because of the deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2011. The details of the management analysis are provided below.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management concluded that our internal controls over financial reporting as of December 31, 2011 were not effective.  During our assessment, management identified the significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) the absence of an Audit Committee.

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

In order to correct the foregoing significant deficiencies, we have taken and/or continue to work on the following remediation measures:

•
The Company has been taking certain remedial measures which includes, among other things, increasing the number of our accounting staff and professionals. In June 2011, we began our work with an ERP system provider to design and implement an efficient ERP system to improve our financial and internal control system. We anticipate completing this work on or before October 2012.

•
We continue to search for qualified personnel. However, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the PRC, in general, and in the province where the Company maintains its operations, in particular, we have been  not able to hire such additional personnel to date. Due to the lack of internal control resources in China, the management has decided to outsource its internal control team. Since March 2011, we have been working with a PRC consulting firm to develop a system to manage, monitor and plan a risk management and internal control function. We will focus on policies and procedures that will be in place to ensure future risk is properly mitigated.

•
We have allocated significant financial and human resources to strengthen the internal control structure. We have designated two full time staff  to work with several external consultants to assess our data collection, financial reporting, and control procedures and to strengthen our internal controls over financial reporting; and

•
We have and continue to search for suitable candidates to serve as independent directors on our Board of Directors and on the Audit (or other standing committee thereof) Committee, who are financially literate, and to contain at least one member who is a “financial expert” as that term is defined in the SEC’s rules. We intend to have our Audit Committee meet at least once every quarter, prior to the release of that periods’ financial statements, to, among other things, discuss, with management and our independent auditors, prior to the release of each periods’ financial statements, the financial statements themselves, significant accounting policies and estimates, our internal controls, and the scope and findings of the work performed by our independent auditor in its audit or review of the financial statements. We estimate that we need to elect at least two additional directors that meet the independence requirements and intend to complete this search in the near future. We have interviewed several candidates to date, but have not yet filled either independent director or Audit Committee vacancy as of December 31, 2011. We anticipate completing these measures on or before June 2012.

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

Changes in internal control over financial reporting

As described above, during the fourth quarter of the fiscal year ended December 31, 2011, we have taken certain remediation measures that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In order to remediate this weakness, we are increasing the number of our accounting staff and professionals. Until we are able to hire professionals to help the Company implement a more efficient internal control system to remediate this weakness, management chose to address the above-described weakness frequently to its staff.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the name, age and position of each of our current executive officers and directors:

Name	Age	Position

Yingsheng Li	54	President, Chief Executive Officer and Chairman

Xiaofeng Ding	43	Director

Dongsheng Ren	40	Director

Wengao Luo	38	Chief Operating Officer

Zhen Zhen Peri	56	Chief Financial Officer

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

Dongsheng Ren has been our Director since December 2005. Prior to joining the Company in March 2003, Mr. Ren held a General Manager position at Bank of Nanfang. Mr. Ren has more than 7 years of experience in asset management and investment banking. He received a bachelor’s degree in Electronic Engineering and a Master’s degree in International Economics from Xi’an Jiao Tong University in 1993 and 1996, respectively.

Wengao Luo has been our Chief Operating officer since September 6, 2010. Mr. Luo has more than 10 years of employment with CMKM in various positions, including Manager in the Beijing office, as well as Chief Editor and General Manager of “Channel Edition.” Mr. Luo has contributed his editing and publishing experience to CMKM and has been a great asset for the Company ever since. Mr. Luo has a Bachelor’s degree in Management from Xi’an Jiao Tong University and an MBA from China People University.

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

There are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Directors are elected until their successors are duly elected and qualified.

Board Composition and Committees

The board of directors is currently composed of four members, Yingsheng Li, Xiaofeng Ding, Dongsheng Ren and Wengao Luo, none of whom is independent for the purposes of the federal securities law.  All board action requires the approval of a majority of the directors in attendance at a meeting at which a quorum is present.  We may increase the size of our board of directors in the future but have not determined the approximate time to take such action. Notwithstanding  the fact that the Company’s securities are not listed on a U.S. securities stock exchange, the Board has determined to adhere to the “independence” standards set forth in the Nasdaq Stock Market.

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

Family Relationships

There are no family relationships among our directors or officers:

Involvement in Certain Legal Proceedings

There were no material changes to the procedures by which shareholders may recommend nominees to the Board since the Company’s last disclosure of such policies.

No director or officer of the Company has, during the last 10 years, been subject to or involved in any legal proceedings described under Item 401(f) of Regulation S-K, been convicted of any criminal proceeding (excluding traffic violations or similar misdemeanors), or been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to, United States federal or state securities laws or finding any violations with respect to such laws.

Section 16(a) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC.  The SEC has designated specific due dates for these reports.  Based solely on our review of copies of such reports filed with the SEC and written representations of our directors and executive officers, we believe that all persons subject to reporting have filed the required reports on time in the 2011 fiscal year.

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

ITEM 11.       EXECUTIVE COMPENSATION

Summary Compensation Table – 2011 and 2010

The following summary compensation table sets forth the aggregate compensation we paid or accrued to Yingsheng Li, our Chief Executive Officer and Chairman, Zhen Zhen Peri, our Chief Financial Officer, Wengao Luo, our Chief Operating Officer and Xiaofeng Ding, our Director for services rendered in all capacities during the fiscal years 2011 and 2010.  No other executive officers received total compensation in excess of $100,000 in either year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)(1)
Yingsheng Li, Chief Executive Officer and Chairman	2011	20,699	3,326	24,025
	2010	19,964	3,181	23,145
Wengao Luo, Chief Operating Officer	2011	18,818	1,568	20,386
	2010	13,437	1,493	14,930
Zhen Zhen Peri, Chief Financial Officer	2011	47,044	3,920	50,964
	2010	35,821	1,866	37,687
Xiaofeng Ding, Director	2011	10,702	1,759	12,461
	2010	9,806	1,759	11,565

(1)           The compensations of Mr. Yingsheng Li, Mr. Wengao Luo, Ms. Zhen Zhen Peri and Mr. Xiaofeng Ding were paid by the Company in RMB. The dollar amounts in the above table were calculated on the base that $1= RMB 6.7 and $1= RMB 6.377 for years 2010 and 2011, respectively.

Employment Agreements

We entered into an employment agreement with Mr. Yingsheng Li, our named executive officer.  This agreement was renewed on April 2, 2011 for a two-year term ending April 1, 2013. We expect that this agreement will be automatically renewed for an additional year by the parties upon its expiration.  Under the terms of the agreement, as renewed, we are obligated to pay Mr. Li a monthly salary of RMB 11,000 (approximately $1,725).  This agreement does not include termination or severance provisions.

We entered into an employment agreement with Mr. Wengao Luo, our Chief Operating officer.  This agreement was signed on March 26, 2010 for a two-year term ending March 25, 2012.  We expect that this agreement will be automatically renewed for an additional year by the parties upon its expiration.  Under the terms of the agreement, as renewed, we are obligated to pay Mr. Luo a monthly salary of RMB 10,000 (approximately $1,568). This agreement does not include termination or severance provisions.

We entered into an employment agreement with Ms. Zhen Zhen Peri, our Chief Financial Officer.  This agreement was renewed on July 19, 2011 for a one-year term ending July 18, 2012. We expect that this agreement will be automatically renewed for an additional year by the parties upon its expiration.  Under the terms of the agreement, as renewed, we are obligated to pay Ms.  Zhen Zhen Peri a monthly salary of RMB 25,000 (approximately $3,920).  This agreement does not include termination or severance provisions.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives, during the fiscal year ended December 31, 2011.

Director Compensation

The following table provides information on the compensation paid by us to our directors for the fiscal years ended on December 31, 2011 only.  Bonus compensation that Mr. Yingsheng Li, our Chairman and Chief Executive Officer, received for his services as a director is reflected in the Summary Compensation Table above.

Name	Year	Fees earned or paid in Cash ($)	Total ($)(1)
Dongsheng Ren	2011	-	-
		-	-

(1)           Each of the persons listed in the above table received compensation from the Company in RMB.  The dollar amounts in the above table were calculated on the base that $1= RMB 6.7 and $1= RMB 6.377 for years 2010 and 2011, respectively.

During 2011 and 2010, we did not pay our directors retainer fees or fees for attending meetings of our board of directors, but we do reimburse directors for reasonable travel expenses related to attendance at board meetings.  In the future, we may adopt a policy of paying independent directors a fee for their attendance at board and committee meetings. No stock or stock options or other equity incentives were awarded to our directors during the fiscal year ended December 31, 2011.  We do not have non-equity incentive or a deferred compensation plan that our directors may participate in.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 31, 2012 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.  Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrants or other rights to acquire additional securities of the Company except as may be otherwise noted.

Address of each of the persons set forth below is in care of China Marketing Media Holdings, Inc. RMA 901, KunTai International Mansion, No. 12 Chaowai Street, Beijing, 100020, China.

Name of Beneficial Owner	Office	Amount of Beneficial Ownership	Percent of Class

Yingsheng Li	President, Chief Executive Officer, and Chairman	9,198,271	32.07%

Xiaofeng Ding	Director	147,172	Less than 1%

Dongsheng Ren	Director	896,922	3.13%

Wengao Luo	Chief Operating Officer	238,197	Less than 1%

Zhen Zhen Peri	Chief Financial Officer	-	-
All officers and directors as a group (5 persons named above)		10,480,562	36.54%

1Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

2A total of 28,686,002 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d) (1) as of March 31, 2012.  For each beneficial owner above, any options or warrants exercisable within 60 days have been included in the denominator.

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

Our Chief Executive Officer, Yingsheng Li, and our director, Xiaofeng Ding are also executive officers and/or directors of Sale and Marketing Publishing House (“CMO”). We are parties to the Operation and Management Right Agreement with CMO. This agreement is material to the operation of our business.  Under this agreement, from November 1, 2003 to October 31, 2013, our subsidiary, Shenzhen Media Investment Co., is obligated to market the magazines, sell the magazines and advertising space, provide strategic planning for the magazines, and train the professional staff of CMO. Under the terms of the contract, Shenzhen Media Investment Co. bears all of the operating costs relating to the publishing of the magazines and is entitled to all revenues generated from selling the magazines and its advertising space. On November 20, 2004, Shenzhen Media Investment Co. transferred all the rights to Shenzhen New Media Co.

Except as set forth in our discussion above, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Director Independence

Notwithstanding the fact that the Company’s securities are not listed on a U.S. securities stock exchange, the Board has determined to adhere to the “independence” standards set forth in the Nasdaq Marketplace Rules. Under the foregoing standards, the Board determined that none of our current directors meet “independence” requirements.  The Company will seek to add members to its Board and the Board committees (once they are established) as soon as practicable.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

On October 19, 2011, the Board of Directors of China Marketing Media Holdings, Inc. (the “Company”) approved and determined to dismiss the Company’s current auditors, UHY LLP (“UHY”).

The Company engaged UHY in April 2011 to audit the Company’s financial statements as of December 31, 2011 and for the year then ended and to perform the reviews of the unaudited condensed consolidated quarterly financial statements included in the Company’s quarterly reports on Form 10-Q, which reviews included financial quarters beginning with the quarter ending March 31, 2011. During the term of UHY’s engagement, the Company had no disagreements with UHY on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of UHY, would have caused UHY to make reference to the matter.

On October 24, 2011, the Company engaged Child, Van Wagoner & Bradshaw, PLLC (“PLLC”) to serve as the Company’s independent auditors to audit the Company’s financial statements as of December 31, 2011 and for the year then ended. In addition, CVB will also perform the reviews of the unaudited condensed consolidated quarterly financial statements to be included in the Company’s quarterly reports on Form 10-Q, which reviews will include financial quarters beginning with the quarter ending September 30, 2011.

The following is a summary of the fees billed to the Company by our independent auditor, UHY LLP and Child, Van Wagoner & Bradshaw, PLLC, for professional services rendered for the fiscal years ended December 31, 2011 and 2010:

	2011	2010

Audit fees(1)	$156,000	$155,000
Audit-related fees(2)	56,026	183
Tax fees(3)	10,500	10,500
All other fees	0	0
Total	$222,526	$165,683

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit and non-audit services performed by Child Van Wagoner & Bradshaw, PLLC for our consolidated financial statements as of and for the year ended December 31, 2011.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

(a)	The following documents are filed as part of this report:

	(1)	Financial Statement are set forth beginning on page F-1 of the Report

		•	Report of Independent Registered Public Accounting Firm of CVB, PLLC	F-1

		•	Consolidated Balance Sheets	F-2

		•	Consolidated Statement of Operations	F-3 - F-4

		•	Consolidated Statement of Stockholders’ Equity	F-5 - F-6

		•	Consolidated Statement of Cash Flows	F-7

		•	Notes to Consolidated Statements	F-8 - F-26

	(2)	Financial Statement Schedules: All Schedules are omitted because the information called for is not applicable, is not required, or because the financial information is set forth in the financial statements or notes thereto.

	(3)	Exhibits

Exhibits (including those incorporated by reference).

Exhibit Number	Description of Exhibit

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

10.22	Equity Transfer Agreement dated December 26, 2011 (Incorporated by reference from the Company Quarterly Report on Form 10-Q filed with the SEC on December 29, 2011).
14
Code of Ethics [Incorporated by reference to Exhibit 14 to the Amendment No. 1 to the Registration Statement of the Company on Form 10-SB, filed with the SEC on January 3, 2007, in file number 0-51806]

16.1	Letter from CVB dated April 4, 2011 (Incorporated by reference to exhibit 16.1 to the Current Report on Form 8-K filed with SEC on April 5, 2011).
16.2	Letter from UHY LLP dated November 10, 2011 (Incorporated by reference to exhibit 16.1 to the Current Report on Form 8-K filed with SEC on November 14, 2011).
21	List of Subsidiaries of the Registrant*
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101
The following materials from China Marketing Media Holdings, Inc’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations And Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity, and (v) Notes to Condensed Consolidated Financial Statements.

101. INS **	XBRL Instance
101. SCH **	XBRL Taxonomy Extension Schema
101. CAL **	XBRL Taxonomy Extension Calculation
101. DEF **	XBRL Taxonomy Extension Definition
101. LAB **	XBRL Taxonomy Extension Labels
101. PRE **	XBRL Taxonomy Extension Presentation

* Filed herewith.

** Represents management contract or compensatory plan or arrangement.

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
(Principal Executive Officer)

Date: April 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Yingsheng Li Yingsheng Li	President, Chief Executive Officer and Chairman	April 16, 2012
/s/ Xiaofeng Ding Xiaofeng Ding	Director	April 16, 2012
/s/ Dongsheng Ren Dongsheng Ren	Director	April 16, 2012
/s/ Wengao Luo Wengao Luo	Chief Operating Officer	April 16, 2012
/s/ Zhen Zhen Peri Zhen Zhen Peri	Chief Financial Officer (Principal Financial and Accounting Officer)	April 16, 2012

CHINA MARKETING MEDIA HOLDINGS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm of CVB, PLLC	F-1

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations And Comprehensive Income (Loss)	F-3 – F-4

Consolidated Statements of Cash Flows	F-5 – F-6

Consolidated Statements of Changes in Equity	F-7

Notes to Consolidated Financial Statements	F-8 – F-26

Child,
Van Wagoner
& Bradshaw,
PLLC
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

China Marketing Media Holdings, Inc.
Beijing, China

We have audited the accompanying consolidated balance sheets of China Marketing Media Holdings, Inc. (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, cash flows, and changes in equity for the years ended December 31, 2011 and 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Marketing Media Holdings, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has cash flow constraints and has suffered a large loss from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Child, Van Wagoner & Bradshaw PLLC

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
April 12, 2012

SALT LAKE CITY
5296 South Commerce Dr.
Suite 300
Salt Lake City, Utah 84107
Phone: 801.281.4700
Fax: 801.281.4701

KAYSVILLE
1284 West Flint Meadow Dr.
Suite D
Kaysville, Utah 84037
Phone: 801.927.1337
Fax: 801.927.1344

HONG KONG
Suite A, 5/F
Max Share Centre
373 King's Road
North Point, Hong Kong
Phone: +(852) 21 555 333
Fax: +(852) 21 165 222

www.cpaone.net

RDGXBRLParseBegin
CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”))

	As of December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$909,534	$7,177,767
Accounts receivable	41,322	2,295,022
Prepaid expenses	168,922	3,846,569
Inventory	-	653,857

Total current assets	1,119,778	13,973,215

Non-current assets:
Investments – cost method	-	75,622
Investments – equity method	2,186,808	2,640,590
Related party receivables – affiliates	5,463,404	3,020,402
Related party receivables	-	366,133
Other receivable	3,482,126	828,181
Investment held to maturity	1,259,386	907,468
Goodwill	-	382,345
Deposit on purchase of real estate	3,046,707	-
Property, plant and equipment	1,562,574	1,824,157
Less: accumulated depreciation	(384,389)	(667,574)
License agreement	1,667,799	1,533,373
Less: accumulated amortization	(1,310,846)	(1,077,588)

Total non-current assets	16,973,569	9,833,109

TOTAL ASSETS	$18,093,347	$23,806,324

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$365,223	$828,692
Accrued expenses and levies	522,945	153,582
Deferred revenues	1,401,046	1,113,735
Taxes payable	78,097	197,433
Other payable	767,936	521,480

Total current liabilities	3,135,247	2,814,922

Long-term liabilities:
Deferred tax liability	-	28,329

Total liabilities	3,135,247	2,843,251

Commitments and contingencies

Equity:
China Marketing Media Holdings, Inc. stockholders’ equity:
Common stock, no par value, 100,000,000 shares authorized, 28,686,002 shares issued and outstanding, respectively	1,112,546	1,112,546
Additional paid-in capital	165,000	165,000
Retained earnings	10,309,061	17,070,517
Accumulated other comprehensive income	3,371,493	2,615,010
Total equity	14,958,100	20,963,073

TOTAL LIABILITIES AND EQUITY	$18,093,347	$23,806,324

See accompanying notes to consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2011	2010
Revenue, net
Magazine advertising	$12,864,101	$14,181,021
Total operating revenue, net	12,864,101	14,181,021

Cost of revenue
Magazine advertising	6,007,838	3,602,996
Total cost of revenue	6,007,838	3,602,996

Gross profit	6,856,263	10,578,025

Operating expenses:
Impairment loss on goodwill	391,669	446,543
General and administrative	8,936,619	5,237,647
Total operating expenses	9,328,288	5,684,190

(Loss) income from operations	(2,472,025)	4,893,835

Other income (expense):
Interest income	14,091	100,161
Investment (loss) income (equity method)	(66,810)	60,073
Subsidy income	102,187	40,586
Other income	243	453
Total other income	49,711	201,273

(Loss) income from continuing operations before income taxes	(2,422,314)	5,095,108

Income tax expense	(39,656)	(55,992)

(Loss) income from continuing operations, net of tax	(2,461,970)	5,039,116

Discontinued operations
(Loss) gain on disposal of a subsidiary	(3,310,262)	30,376
Loss from discontinued operations, net of tax	(989,224)	(730,886)
Loss on discontinued operations	(4,299,486)	(700,510)

NET (LOSS) INCOME	$(6,761,456)	$4,338,606

Subtract: net income attributable to non-controlling interests	-	(28,342)

Net (loss) income attributable to China Marketing Media Holdings, Inc.	$(6,761,456)	$4,310,264

Earnings per share – basic and diluted:
(Loss) income from continuing operations attributable to China Marketing Media Holdings, Inc. common stockholders	$(0.09)	$0.18
Discontinued operations attributable to China Marketing Media Holdings, Inc. common stockholders	(0.15)	(0.03)
Net (loss) income attributable to China Marketing Media Holdings, Inc. common stockholders	$(0.24)	$0.15

Weighted average common stock outstanding – basic and diluted	28,686,002	28,686,002

See accompanying notes to consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS) (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2011	2010

NET (LOSS) INCOME	$(6,761,456)	$4,338,606
Other comprehensive income:
- Foreign currency translation gain	756,483	667,661

COMPREHENSIVE (LOSS) INCOME	$(6,004,973)	$5,006,267

Comprehensive income attributable to non-controlling interests	$-	$28,342
Comprehensive (loss) income attributable to China Marketing Media Holdings, Inc.	$(6,004,973)	$4,977,925

See accompanying notes to consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(6,761,456)	$4,338,606
Net loss from discontinued operations	4,299,486	700,510
Net (loss) income from continuing operations	(2,461,970)	5,039,116
Adjustments to reconcile (loss) income from continuing operations to net cash (used in) provided by operating activities:
Amortization and depreciation	359,422	83,381
Allowance for doubtful accounts	231,677	-
Loss on disposal of property, plant and equipment	-	11,129
Investment loss (gain) (equity method)	66,810	(60,073)
Impairment loss on goodwill	391,669	446,543
Loss on disposal of a subsidiary	4,299,486	-
Deferred taxation	(29,020)	27,632
Changes in operating assets and liabilities:
Accounts receivable	363,918	(389,205)
Prepaid expenses	(1,745)	(43,295)
Other receivables	(4,211,815)	174,574
Advances to affiliates	(5,272,541)	-
Proceeds from affiliates	-	88,060
Accounts payable and accrued expenses	705,075	817,797
Deferred revenues	331,833	-
Taxes payable	(97,033)	(56,082)
Other payables	378,374	35,412
Net cash (used in) provided by operating activities – continuing operations	(4,945,860)	6,174,989
Net cash provided by operating activities – discontinued operations	2,241,702	2,609,123
Net cash (used in) provided by operating activities	(2,704,158)	8,784,112

Cash flows from investing activities:
Purchase of property, plant and equipment	(144,669)	(22,303)
Deposit on purchase of real estate	(2,998,513)	-
Purchase of intangible assets	(70,649)	-
Purchase of investments	-	(3,540)
Purchase of investment held to maturity	(309,866)	(885,119)
Net cash used in investing activities – continuing operations	(3,523,697)	(910,962)
Net cash used in investing activities – discontinued operations	(250,329)	(6,480,695)
Net cash used in investing activities	(3,774,026)	(7,391,657)

See accompanying notes to consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2011	2010

Effect of exchange rate changes in cash and cash equivalents	209,951	238,563

NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,268,233)	1,631,018

BEGINNING OF YEAR	7,177,767	5,546,749

END OF YEAR	$909,534	$7,177,767

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$26,881
Cash paid for interest	$70,643	$-

See accompanying notes to consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”))

	Stockholders’ equity
					Accumulated
					other	Non-
	Common stock		Retained	Additional	comprehensive	controlling	Total
	No. of shares	Amount	earnings	paid-in capital	income	interest	equity

Balance at January 1, 2010	28,686,002	$1,112,546	$12,760,253	$165,000	$1,947,349	$(28,342)	$15,956,806

Net income for the year	-	-	4,310,264	-	-	28,342	4,338,606
Foreign currency translation adjustment	-	-	-	-	667,661	-	667,661

Balance as of December 31, 2010	28,686,002	$1,112,546	$17,070,517	165,000	2,615,010	-	20,963,073

Net loss for the year	-	-	(6,761,456)	-	-	-	(6,761,456)
Foreign currency translation adjustment	-	-	-	-	756,483	-	756,483

Balance as of December 31, 2011	28,686,002	$1,112,546	$10,309,061	$165,000	$3,371,493	$-	$14,958,100

See accompanying notes to consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”))

1.   ORGANIZATION AND BUSINESS BACKGROUND

China Marketing Media Holdings, Inc. ("China Marketing", “CMKM” or the "Company") was incorporated under the laws of the State of Texas on October 29, 1999.

The Company, through its wholly owned subsidiaries and investments in other entities, engages in the sale of its magazines and advertising space within its magazines, which are sold throughout China; and provides consulting services to clients concerning advertising and marketing programs. The Company also conducts online sales of consumer products consisting primarily of personal computers, electronic appliances, cosmetic products, mobile phones and jewelries. For the year ended December 31, 2011, the Company disposed the online sales business to a former director and an individual shareholder of the Company. All of the Company’s operations, assets, personnel, officers and directors are located in China. Currently, the Company publishes China Marketing magazine in China.

On March 31, 2011, the Company disposed of its wholly owned subsidiary, Shenzhen New Media Advertising Co., Ltd. (“SNMAC”) for a consideration of $154,703. There was no gain or loss on disposal of a subsidiary for the year ended December 31, 2011 for this transaction.

On December 23, 2011, Shenzhen Media Investment Co., Ltd. (“MIC”) transferred its 10% equity interest in Beijing Orient Converge Human Resources Management Center Co. Ltd., 98% equity interest in Beijing Media Management Consultation Company (“BMMCC”) and 30% equity interest in Shenzhen Directory Marketing Management Co. Ltd. to Shenzhen New Media Consulting Co., Ltd. (“SNMC”) for a consideration of $78,522 (equivalent to RMB500,000), $153,903 (equivalent to RMB 980,000) and $2,355,657 (equivalent to RMB15,000,000), respectively. In addition, Mr. Wengao Luo, a director of the Company, agreed to transfer all of his 2% equity interest in BMMCC to SNMC for a consideration of $3,141 (equivalent to RMB20,000).

On December 26, 2011, the Company entered an Equity Transfer Agreement (the “Agreement”) with Mr. Bin Li, a former director of the Company and Mr. Feng Yu, an individual shareholder of the Company, to dispose 100% equity interest in MIC for a total consideration of $6,111,473 (equivalent to RMB38,915,724). Pursuant to the Agreement, the consideration is receivable within one year of the date of the Agreement and none of such consideration has been received to date. For the year ended December 31, 2011, the Company has written-off the consideration receivable as it believed the potential for recovery is considered remote and a loss on disposal of a subsidiary is resulted.

The Company currently publishes 4 main issues and 8 special issues of its magazine. Currently, the distribution network of its magazines consists of over 60 major distribution agencies and approximately 30,000 bookstores and news stands covering over approximately 300 cities throughout China.

As mentioned above, the Company continues its operation in advertising business through various entities, either wholly owned or through certain ownership percentages. Below is a chart of the remaining entities of which the Company has an interest in, reflecting the ownership percentage and a brief description of the activities of each entity. The consolidated financial statements reflect the consolidated operations of the Company and the entities listed below. All significant inter-company balances and transactions have been eliminated in consolidation.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”))

Name of entity	Ownership interest	Description of entity

Media Challenge Holdings Limited	100%	Investment holdings

Shenzhen New Media Consulting Co., Ltd. (“SNMC”)	100%	Investment holdings

Shenzhen Caina Brand Consultant Company (“SCBCC”)	100%	Provision of strategic marketing and consulting services

Beijing Media Management and Consulting Co., Ltd. (“BMMCC”)	100%	Provision of consulting and professional training services

Beijing Caina XianLiang Marketing and Layout Company (“BCXMLC”)	100%	Provision of strategic marketing and consulting services

The consolidated entity is hereafter referred to as "the Company".

2.   GOING CONCERN UNCERTAINTIES

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the continuity of operations and realization of assets and satisfaction of liabilities and commitments in the normal course of business.

For the year ended December 31, 2011, including the loss on disposal of a subsidiary of $3,310,262, the Company has incurred a net loss of $6,761,456 and experienced negative operating cash flows of $2,704,158. The Company plans to obtain the additional capital injection from its shareholders or external financing. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet its obligations on a timely basis.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

•	Basis of presentation

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

•	Reclassification

Certain comparative figures have been reclassified to conform to the current period financial statement presentation.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”))

•	Basis of consolidation

The consolidated financial statements include the accounts of CMKM and its majority-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

•	Cash and cash equivalents

For purposes of the statements of cash flows, cash and cash equivalents includes cash on hand and demand deposits held by banks. Deposits held in financial institutions in the PRC are not insured by any government entity or agency. The Company has ability to transfer cash within its corporate structure, except for cash and cash equivalents maintained in the PRC, which are restricted as to transfer out of the PRC, unless the approval is granted by the local government.

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

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”))

	As of December 31,
	2011	2010

Buildings	$913,440	$1,114,923
Motor vehicles	403,053	356,669
Furniture and equipment	61,865	136,685
Computer equipment	184,216	215,880
	1,562,574	1,824,157
Less: accumulated depreciation	(384,389)	(667,574)

Property, plant and equipment, net	$1,178,185	$1,156,583

Depreciation expense for the years ended December 31, 2011 and 2010 was $146,116 and $172,640, respectively.

Long-lived assets of the Company are reviewed annually to assess whether the carrying value has become impaired according to the guidelines established in the Accounting Standards Codification ("ASC") Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”. No impairment of assets was recorded during the years reported.

•	Goodwill

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

Due to inability to meet the anticipated sales growth in marketing consulting service, the Company assessed the acquired goodwill associated with the related business units for impairment as of December 31, 2011. Based on the discounted cash flows model utilizing estimated future earnings and cash flows, the fair value of the reporting unit is less than the carrying value of the acquired goodwill. The Company’s evaluation of goodwill completed during the year resulted in an impairment loss of $391,669 (2010: $446,543) and allocated to Magazine Advertising Business.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”))

•	Intangible assets

In accordance with ASC Topic 350-50, “General Intangibles Other Than Goodwill”, goodwill amounts are not amortized, but rather are tested for impairment at least annually. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives, which are the ten years of the "license agreement" and the five years of the integrated office system. The carrying amount of the asset is reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. No intangible asset impairment charges are deemed necessary for the years ended December 31, 2011 and 2010.

Amortization expense of the license agreement included in cost of revenue for the years ended December 31, 2011 and 2010 was $213,306 and $159,611, respectively.

As of December 31, 2011, estimated future annual amortization expense related to the license agreement in the next five years is as follows:

Years ending December 31:
2012	$176,476
2013	146,977
2014	14,357
2015	14,357
2016	4,786
Total:	$356,953

•	Long-term investments

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

Balance as of December 31, 2010	$8,894
Foreign translation difference	(237)
Loss on investment related to disposal of a subsidiary	(8,657)
Balance as of December 31, 2011	$-

(b)	Beijing Orient Converge Human Resources Management Center Co. Ltd (“BJOC”)

BJOC was incorporated in China in October 2004 and is mainly engaged in providing consultation, professional training and relevant sale and marketing services to business enterprises in China. In November 2007, the Company, through MIC, held 52% of the equity interest of BJOC and accounted for the investment in consolidation.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”))

On August 2, 2008, the Company’s subsidiary, MIC, sold 42% ownership of BJOC to Shanghai Cheng Mei Biotechnology Co., Ltd. ("Shanghai Cheng Mei") for a cash consideration of $141,831 (equivalent to RMB 987,461).

On December 23, 2011, MIC transferred the remaining 10% equity interest of BJOC to SNMC for a consideration of $78,522 (equivalent to RMB500,000). SNMC records this investment as a reorganization of equity interest under common control. No gain or loss was recognized on the transaction.

(c)	Shenzhen Directory Marketing Management Co. Ltd (“SDMM”)

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

Purchases of investment	$2,268,671
Foreign translation difference	(2,344)
Investment loss (30%)	(92,812)
Balance as of December 31, 2010	$2,173,515
Foreign translation difference	87,597
Investment loss (30%)	(74,304)
Balance as of December 31, 2011	$2,186,808

(d)	Beijing Guangrun Lingzhi International Advertising Co. Ltd. (“BJGL”)

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

Balance as of December 31, 2010	$3,546
Foreign translation difference	86
Investment loss (40%)	(3,632)
Balance as of December 31, 2011	$-

(e)	Beijing Kang Pusen Media Consultation Planning Co., Ltd. (“BJKP”)

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

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”))

Balance as of December 31, 2010	$61,674
Foreign translation difference	1,504
Investment loss (20%)	(63,178)
Balance as of December 31, 2011	$-

•	Investment held to maturity

Investment in unit trusts in the PRC, which the Company has the intent and ability to hold to maturity are reported at amortized cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

•	Prepayment on purchase of real estate

The deposit in the amount of $3,046,707 is equivalent to the total purchase price for the residential units in Shenzhen City, Guangdong Province, the PRC which will be used for staff quarters (see note 11).

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

The Company recognizes revenues for the advertising sales and consulting service ratably over the periods when the customer's advertisements are published and services are provided. Total revenue from the advertising sales is $5,768,340 and $9,184,076 for the years ended December 31, 2011 and 2010, respectively. Total revenue from marketing consulting service is $5,243,823 and $3,350,205 for the years ended December 31, 2011 and 2010, respectively.

The Company recognizes revenue from the publishing of the above magazines when the risks and rewards of ownership of the goods have transferred to the customer, which is usually on delivery or when title passes. Total revenue from the publishing business is $1,851,938 and $1,646,740 for the years ended December 31, 2011 and 2010, respectively.

(b)         Consumer products

The Company derives the major revenues from the trading of consumer products. The Company recognizes its revenues net of value-added taxes (“VAT”) when the products are delivered to the customers, which occurs when the customer has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable and collectibility is reasonably assured. As the Company disposed its subsidiary which conducted online sales of consumer products during the year, the revenues from the trading of consumer products was recognized within loss from discontinued operations for the year ended December 31, 2011.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”))

An analysis of the Company’s revenues by products is as follows:

	Years ended December 31,
	2011	2010
Magazine advertising:
Advertising pages sales	$5,768,340	$9,184,076
Marketing consulting service	5,243,823	3,350,205
Publishing	1,851,938	1,646,740

Total revenue	$12,864,101	$14,181,021

•	Cost of revenue

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

Third, agency distribution involves delivery of our magazines to sales agents who in turn distribute the magazines to retail agents at various locations throughout China. The Company granted sales agents a two-month return privilege. Average return rate for the years ended December 31, 2011 and 2010 was 15% and 17%, respectively.

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

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”))

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

(b)         Consumer products

Cost of revenue consists primarily of purchase cost of consumer products, direct labor and other overheads, which are directly attributable to the sale of consumer products. Shipping and handling cost, associated with the delivery of consumer products to the customers, are recorded in cost of revenue and are recognized when the related product is delivered to the customer. As the Company disposed its subsidiary which conducted online sales of consumer products during the year, the cost of revenue on trading of consumer products was recognized within loss from discontinued operations for the year ended December 31, 2011.

•         Advertising expenses

Advertising costs are expensed as incurred under ASC Topic 720-35, “Advertising Costs”. The Company incurred advertising costs of $349,226 and $85,659 for the years ended December 31, 2011 and 2010.

•         Subsidy income

Subsidy income is received at a discretionary amount as determined by the local PRC government, which represents government grant or incentive award accredited to the Company for its contribution in the promotion and development of culture and media industry in the PRC. The amount is un-conditional, non-refundable and without any restrictions on usage at the time of grant to and receipt by the Company. Subsidy income is recognized in the accompanying consolidated statements of operations in the period when it was received from the local PRC government.

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

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2011	2010
Numerator for basic and diluted EPS
(Loss) income from continuing operations attributable to China Marketing Media Holdings, Inc. common stockholders	$(2,461,970)	$5,039,116
Discontinued operations attributable to China Marketing Media Holdings, Inc. common stockholders	(4,299,486)	(700,510)
Net (loss) income attributable to China Marketing Media Holdings, Inc. common stockholders	$(6,761,456)	$4,338,606

Denominator for basic and diluted EPS
- Weighted average shares of common stock outstanding	28,686,002	28,686,002

Earnings per share – basic and diluted
(Loss) income from continuing operations attributable to China Marketing Media Holdings, Inc. common stockholders	$(0.09)	$0.18
Discontinued operations attributable to China Marketing Media Holdings, Inc. common stockholders	$(0.15)	$(0.03)
Net (loss) income attributable to China Marketing Media Holdings, Inc. common stockholders	$(0.24)	$0.15

•	Foreign currency translation and comprehensive income

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
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”))

For the years ended December 31, 2011 and 2010, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2011, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

•	Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the consolidated statements of operations and comprehensive income as and when the related employee service is provided.

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

•	Fair value of financial instruments

The Company adopted ASC Topic 825, “Financial Instruments” to make disclosures about fair value of financial instruments. The carrying value of the Company’s financial instruments include cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued expenses and levies, deferred revenues, taxes payable and other payables. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature. The fair value of related party receivables is not determinable due to its related party nature.

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

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”))

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

4.   DISCONTINUED OPERATIONS

On March 31, 2011, SNMC entered into an agreement with two unrelated parties to sell its 100% subsidiary SNMAC for a consideration of $154,703. At the same time SNMC applied for transfer of ownership with the local government. The transfer process was completed and finalized on April 6, 2011.

The loss on discontinued operations for the years ended December 31, 2011 and 2010 were as follows:

	Years ended December 31,
	2011	2010

Revenue, net	$17,410,051	$20,790,280
Cost of revenue	(16,219,557)	(19,871,923)

Gross profit	1,190,494	918,357
Operating expenses	(2,179,718)	(1,648,285)

Loss from discontinued operations before income taxes	(989,224)	(729,928)
Income tax expense	-	(958)
Loss from discontinued operations, net of tax	$(989,224)	$(730,886)

5.   DISPOSAL OF SUBSIDIARIES

On December 26, 2011, the Company entered an Equity Transfer Agreement (the “Agreement”) with Mr. Bin Li, a former director of the Company and Mr. Feng Yu, an individual shareholder of the Company, to sell its 100% equity interest in MIC for a total consideration of $6,111,473 (equivalent to RMB38,915,724). Pursuant to the Agreement, the consideration is receivable within one year of the date of the Agreement and none of such consideration has been received to date.

The assets and liabilities of the discontinued operations as of December 31, 2011 were as follows:

Assets of disposed subsidiary:
Current assets	$7,527,346
Plant and equipment, net	56,732
Other non-current assets	239,082

Total assets	7,823,160
Less: liabilities of disposed subsidiary	(4,512,898)

3,310,262
Less: consideration receivable	(6,111,473)
Add: consideration written-off	6,111,473
Loss on disposal of subsidiary	$3,310,262

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”))

6.   PREPAID EXPENSES AND DEPOSITS

As of December 31, 2011 and 2010, prepaid expenses and deposits consist of the following:

	As of December 31,
	2011	2010

Prepayments for financial and legal consultation services	$-	$490,774
Rental deposits	32,541	-
Prepaid operating expense	136,381	3,355,795

	$168,922	$3,846,569

7.    OTHER RECEIVABLES

	As of December 31,
	2011	2010

Advances to third parties	$2,307,272	$725,253
Advances to employees	1,171,539	90,165
Others	3,315	12,763

	$3,482,126	$828,181

8.   INVESTMENT HELD TO MATURITY

	As of December 31,
	2011	2010
Investment in unit trust in the PRC, held to maturity:
- Maturity in January and July 2012 with an interest rate ranging from 8.5% to 9.5% per annum	$787,116	$756,223
- Maturity in September and November 2012 with an interest rate of 9% per annum	472,270	151,245

Investments in unit trust	$1,259,386	$907,468

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”))

9.   RELATED PARTY TRANSACTIONS WITH AN AFFILIATE

Sale and Marketing Publishing House ("CMO"), an entity owned by the PRC government, is controlled and directed by a common director and major shareholder of the Company. CMO is not a direct or indirect subsidiary of the Company. The Company transacted with CMO in accordance with the Operation and Management Right Agreement (“the agreement”) in the normal course of business.

On October 23, 2003, MIC entered into the agreement in a term of 10 years with CMO. The agreement calls for the payment of $1,220,930 to CMO in exchange for a right to oversee the operation and strategic planning of advertising, publishing, and staff training for the magazines that are published by CMO. Under this agreement, MIC is entitled to collect advertising revenues from customers already existing at the time of the contract, in addition to any new clients that MIC can solicit and develop. MIC shall bear all the operating costs and receive all the revenues from the contracted businesses.

On November 20, 2004, MIC and SNMC entered into an Entrust Agreement, under which MIC transferred all of its rights under the Operation and Management Right Agreement to SNMC. SNMC agreed to pay MIC $1.45 million in connection with this transfer of rights. SNMC agreed to pay this amount over the 9 year term of the agreement, which is for the full remaining term of the assigned contract. Thereafter, on December 21, 2005, the Company’s indirect subsidiary, SNMC acquired MIC.

In connection with the agreement with CMO, the Company has generated the operating result as part of the agreement.

	Years ended December 31,
	2011	2010
Magazine advertising:
Advertising pages sales	$3,772,869	$7,611,633
Publishing	1,851,939	1,646,740

Total magazine advertising sales generated from CMO, included in consolidated total	5,624,808	9,258,373
Cost of revenue	(2,208,889)	(2,098,777)

Gross profit	3,415,919	7,159,596
General and administrative expenses	(4,064,867)	(1,731,771)
Interest income	5,387	13,204
Subsidy income	102,187	40,586

Net (loss) income generated from CMO, included in net income	$(541,374)	$5,481,615

As of December 31, 2011, related party receivables represented loans receivable from CMO and the affiliates of SCBCC of $5,313,592 and $149,812, respectively which are unsecured, and non-interest bearing. These loans have no fixed repayment schedule and are receivable on demand.

As of December 31, 2010, related party receivables represented loans receivable from CMO totaling $3,020,402 which are unsecured, and non-interest bearing. These loans have no fixed repayment schedule and are receivable on demand.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”))

10.          RELATED PARTY RECEIVABLES

As of December 31, 2011 and 2010, related party receivables represented advances totaling $0 and $366,133, which are unsecured, and bear no interest. These related party receivables have no fixed repayment schedule and are receivable on demand.

11.          DEPOSIT ON PURCHASE OF REAL ESTATE

On January 18, 2011, the Company entered into a real estate property purchase agreement (the “Agreement”) with an independent party namely, Shenzhen Wan Jiang Investment Co., Ltd. (“Wan Jiang”) to purchase various residential units in Shenzhen City, Guangdong Province, the PRC with a consideration of $3,046,707 (equivalent to RMB 19,353,600). As of December 31, 2011, the transfer of the title has not yet occurred because the property developer has postponed the delivery of real estate property. The Company believes that the title of real estate property will be received in the next twelve months. The Company intends to use this property as staff quarters.

12.          INCOME TAXES

United States

The Company was incorporated in the United States of America and is subject to U.S. tax law. No provisions for income taxes have been made as the Company has no U. S. taxable income for the periods presented. The applicable income tax rates for the Company for the years ended December 31, 2011 and 2010 are 34%.

British Virgin Islands

The Company’s subsidiary, Media Challenge was incorporated in the British Virgin Islands and is not subject to income taxes under the current laws of the British Virgin Islands.

PRC

The Company’s subsidiaries in the PRC are currently subject to income taxes according to applicable tax laws in the PRC. The tax rates are 15% for SNMC, 25% for BMMCC, SCBCC and BCXMLC and 0% for CMO. The provision for income taxes for the years ended December 31, 2011 and 2010 was $39,656 and $55,992, respectively.

(a)         Provision for income taxes

	Years ended December 31,
	2011	2010

Current income tax	$39,656	$28,360
Deferred income tax	-	27,632

Total	$39,656	$55,992

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”))

Pursuant to the laws and regulations in the PRC, NMA, as a wholly-foreign-owned enterprise ("WFOE") in the PRC, is entitled to an exemption from the PRC corporate income tax for two years commencing from its first profitable year in 2006. CMO accounts for most of the revenue during the periods presented and its operating profit is entitled to a full tax exemption under the specialized industry tax rules. Other subsidiaries’ income tax rates range from 15% to 25%. A reconciliation of income before income taxes to the effective tax rate as follows:

(b)         Reconciliation of effective income tax rate

	Years ended December 31,
	2011	2010

(Loss) Income before income taxes from the PRC operation	$(6,534,690)	$5,115,916
PRC income tax rate	25%	15%
Income tax (credit) expense computed	(1,633,672)	767,387
Tax effect of non-deductible items	1,575,411	35,296
Effect of tax exemption credit on CMO	-	(813,672)
Tax effect of goodwill impairment	97,917	66,981
Income tax expense at effective rate	$39,656	$55,992

(c)          Deferred tax liabilities

	As of December 31,
	2011	2010

Expenses items	$-	$28,329

There is no material unrecognized tax benefit as of December 31, 2011 and 2010.

13.         CONCENTRATIONS AND RISK

The Company is exposed to the following concentrations of risk:

(a)         Business risk with CMO

As discussed in Note 9, the Company's operations are conducted through an agreement with CMO, a company owned by the PRC government. The revenues are generated through production of the magazines owned by CMO. The current contract will terminate in 2013, and it is unknown whether the contract will be renewed. A change in the political climate in the PRC could also have a material adverse effect on the Company's business.

(b)         Major customers

For the year ended December 31, 2011, there is no single customer who accounts for 10% or more of revenues.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”))

For the year ended December 31, 2010, one customer represents more than 10% of the Company’s revenues amounting to $2,560,948, with $490,441 of accounts receivable at that date.

(c)          Major vendors

For the years ended December 31, 2011 and 2010, there is no single vendor who accounts for 10% or more of purchases.

(d)          Major distribution agents for the publishing business

For the years ended December 31, 2011 and 2010, approximately 53% and 47% of the Company’s sales are generated from its 4 major sales agents in the PRC, respectively. The representatives solicited advertising from the general public in their designated geographic territory.

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

14.          SEGMENT INFORMATION

The Company’s business units have been aggregated into two reportable segments: Advertising and marketing matters and online sales of consumer products. The Company, through its subsidiaries operates these segments in the PRC. All the identifiable assets of the Company are located in the PRC during the years presented.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the years ended December 31, 2011 and 2010. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the years ended December 31, 2011 and 2010:

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”))

	Year ended December 31, 2011
	Magazine advertising	Consumer products	Corporate	Total

Revenue, net	$12,864,101	$-	$-	$12,864,101
Cost of revenue	(6,007,838)	-	-	(6,007,838)
Gross profit	6,856,263	-	-	6,856,263
Depreciation and amortization	359,422	-	-	359,422
(Loss) income from continuing operations, net of tax	(2,235,204)	-	(226,766)	(2,461,970)
Discontinued operations, net of tax	-	(4,299,486)	-	(4,299,486)
Net loss	(2,235,204)	(4,299,486)	(226,766)	(6,761,456)
Total assets	18,091,594	-	1,753	18,093,347
Expenditure for long-lived assets	$3,213,831	$-	$-	$3,213,831

	Year ended December 31, 2010
	Magazine advertising	Consumer products	Corporate	Total

Revenue, net	$14,181,021	$-	$-	$14,181,021
Cost of revenue	3,602,996	-	-	3,602,996
Gross profit	10,578,025	-	-	10,578,025
Depreciation and amortization	83,381	-	-	83,381
(Loss) income from continuing operations, net of tax	5,095,298	-	(56,182)	5,039,116
Discontinued operations, net of tax	(22,204)	(678,306)	-	(700,510)
Net (loss) income	5,073,094	(678,306)	(56,182)	4,338,606
Total assets	8,026,726	15,380,479	399,119	23,806,324
Expenditure for long-lived assets	$22,303	$-	$-	$22,303

All of the Company’s revenues were derived from customers located in the PRC.

15.         COMMITMENTS AND CONTINGENCIES

(a)          Operating lease commitments

The Company is committed to lease various office spaces under several non-cancelable operating agreements in a term ranging from 1 to 3 years, with fixed monthly rentals, expiring between May 2012 and March 2014. Costs incurred under these operating leases are recorded as rent expense and totaled approximately $371,134 and $315,100 for the years ended December 31, 2011 and 2010.

As of December 31, 2011, the Company has future minimum rent payments due under various non-cancelable operating leases in next three years, as follows:

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”))

Year ending December 31:
2012	$310,042
2013	76,508
2014	14,191
Total:	$400,741

(b)          Contingencies

The Company has not, historically, carried any property or casualty insurance. No amounts have been accrued for any liability that could arise from the lack of insurance. Management feels the chances of such an obligation arising are remote.

16.          RECENT ACCOUNTING PRONOUNCEMENTS

Management has reviewed the ASU’s up through 2011-12 and does not believe that any other recently issued, but not yet effective, updates, if adopted, would have a material effect on the accompanying financial statements.

17.          SUBSEQUENT EVENTS

In January 2012, BJKP, a PRC company which the Company has 20% equity interest, has applied deregistration with the local government and pending for the approval.

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2011 up through the date the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

RDGXBRLParseEnd