Form 10-Q
period 2012-03-31
China Marketing Media Holdings, Inc.
filed 2012-05-15
CIK 1353307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 10, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, no par value	28,686,002

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA MARKETING MEDIA HOLDINGS, INC.

(Unaudited)

Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2012 and 2011

CHINA MARKETING MEDIA HOLDINGS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011	F-2

Condensed Consolidated Statements of Operations And Comprehensive (Loss) Income for the Three Months Ended March 31, 2012 and 2011 (Unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011 (Unaudited)	F-4

Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2012 (Unaudited)	F-5

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-6 – F-18

CHINA MARKETING MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,272,685	$909,534
Accounts receivable, net	184,001	41,322
Prepaid expenses	188,657	168,922

Total current assets	1,645,343	1,119,778

Non-current assets:
Investments – equity method	2,190,898	2,186,808
Related party receivables – affiliates	5,333,814	5,463,404
Other receivables	3,375,647	3,482,126
Investment held to maturity	790,551	1,259,386
Deposit on purchase of real estate	3,060,003	3,046,707
Property, plant and equipment, net	1,146,246	1,178,185
License agreement, net	314,062	356,953

Total non-current assets	16,211,221	16,973,569

TOTAL ASSETS	$17,856,564	$18,093,347

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$369,284	$365,223
Accrued expenses and levies	649,118	522,945
Deferred revenues	1,354,280	1,401,046
Taxes payable	-	78,097
Other payable	982,035	767,936

Total liabilities	3,354,717	3,135,247

Commitments and contingencies

Equity:
China Marketing Media Holdings, Inc. stockholders’ equity:
Common stock, no par value, 100,000,000 shares authorized, 28,686,002 shares issued and outstanding	1,112,546	1,112,546
Additional paid-in capital	165,000	165,000
Retained earnings	9,786,346	10,309,061
Accumulated other comprehensive income	3,437,955	3,371,493

Total equity	14,501,847	14,958,100

TOTAL LIABILITIES AND EQUITY	$17,856,564	$18,093,347

See accompanying notes to condensed consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended March 31,
	2012	2011

Revenue, net	$2,246,629	$3,129,345

Cost of revenue	(1,007,286)	(863,384)

Gross profit	1,239,343	2,265,961

Operating expenses:
Salaries and related benefits expenses	(1,116,377)	(709,443)
General and administrative	(642,858)	(1,014,578)

Total operating expenses	(1,759,235)	(1,724,021)

(Loss) income from operations	(519,892)	541,940

Other income (expense):
Interest income	2,634	21,337
Investment (loss) gain in equity investment	(5,457)	21,908
Subsidy income	-	60,704

Total other (expenses) income	(2,823)	103,949

(Loss) income from continuing operations before income taxes	(522,715)	645,889

Income tax expense	-	(67,735)

(Loss) income from continuing operations, net of tax	(522,715)	578,154

Discontinued operations, net of tax	-	(214,412)

NET (LOSS) INCOME	$(522,715)	$363,742

Other comprehensive income:
- Foreign currency translation gain	66,462	134,042

COMPREHENSIVE (LOSS) INCOME	$(456,253)	$497,784

Earnings per share – basic and diluted:
(Loss) income from continuing operations attributable to China Marketing Media Holdings, Inc. common stockholders	$(0.02)	$0.02
Discontinued operations attributable to China Marketing Media Holdings, Inc. common stockholders	-	(0.01)
Net (loss) income attributable to China Marketing Media Holdings, Inc. common stockholders	$(0.02)	$0.01

Weighted average common stock outstanding – basic and diluted	28,686,002	28,686,002

See accompanying notes to condensed consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(522,715)	$363,742
Less: net (loss) from discontinued operations	-	(214,412)
Net (loss) income from continuing operations	(522,715)	578,154
Adjustments to reconcile (loss) income from continuing operations to net cash (used in) provided by operating activities:
Amortization and depreciation	89,698	50,607
Allowance for doubtful accounts	290	106,231
Equity investment loss (gain) from unconsolidated subsidiaries	5,457	(21,908)
Deferred taxation	-	(28,426)
Changes in operating assets and liabilities:
Accounts receivable	(142,893)	(40,095)
Prepaid expenses	(22,552)	84,143
Other receivables	121,763	(218,540)
Advances to affiliates	153,543	3,862,400
Accounts payable	2,469	(36,979)
Accrued expenses	124,797	(18,642)
Deferred revenues	(52,918)	226,494
Taxes payable	(78,495)	84,904
Other payable	210,902	21,535
Net cash (used in) provided by operating activities – continuing operations	(110,654)	4,649,878
Net cash used in discontinued operations	-	(5,123,585)
Net cash used in operating activities	(110,654)	(473,707)

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,571)	(102,852)
Deposit on purchase of real estate	-	(2,937,081)
Proceeds from investment held to maturity	474,675	-
Purchase of investment held to maturity	-	(303,518)
Purchase of intangible assets	-	(69,202)
Net cash provided by (used in) investing activities – continuing operations	470,104	(3,412,653)
Net cash used in discontinued operations	-	(4,255,698)
Net cash provided by (used in) investing activities	470,104	(7,668,351)

Cash flows from financing activities:
Net cash provided by discontinued operations	-	4,249,249

Net cash provided by financing activities	-	4,249,249

Effect of exchange rate changes in cash and cash equivalents	3,701	34,042

NET CHANGE IN CASH AND CASH EQUIVALENTS	363,151	(3,858,767)

BEGINNING OF PERIOD	909,534	7,177,767

END OF PERIOD	1,272,685	3,319,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$20,439

See accompanying notes to condensed consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Common stock		Retained	Additional	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	earnings	paid-in capital	income	equity

Balance as of January 1, 2012	28,686,002	$1,112,546	$10,309,061	$165,000	$3,371,493	$14,958,100

Net loss for the period	-	-	(522,715)	-	-	(522,715)

Foreign currency translation adjustment	-	-	-	-	66,462	66,462
Balance as of March 31, 2012	28,686,002	$1,112,546	$9,786,346	$165,000	$3,437,955	$14,501,847

See accompanying notes to condensed consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(Unaudited)

NOTE – 1               ORGANIZATION AND BASIS OF PRESENTATION

China Marketing Media Holdings, Inc. ("China Marketing", “CMKM” or the "Company") was incorporated under the laws of the State of Texas on October 29, 1999.

The Company, through its wholly owned subsidiaries and investments in other entities, engages in the sale of its magazines and advertising space within its magazines, which are sold throughout China; and provides consulting services to clients concerning advertising and marketing programs. The Company also conducted online sales of consumer products consisting primarily of personal computers, electronic appliances, cosmetic products, mobile phones and jewelries. In December 2011, the Company disposed the online sales business to a former director and an individual shareholder of the Company. All of the Company’s operations, assets, personnel, officers and directors are located in China. Currently, the Company publishes China Marketing magazine in China.

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

On December 26, 2011, the Company entered into an Equity Transfer Agreement (the “Agreement”) with Mr. Bin Li, a former director of the Company and Mr. Feng Yu, an individual shareholder of the Company, to dispose 100% equity interest in MIC for a total consideration of $6,111,473 (equivalent to RMB38,915,724).

As the Company disposed its subsidiaries mentioned above, all financial information for the three months ended March 31, 2011 presented in the condensed consolidated financial statements have been reclassified to give effect to the discontinued operations.

The Company currently publishes 4 main issues and 7 special issues of its magazine. Currently, the distribution network of its magazines consists of over 60 major distribution agencies and approximately 30,000 bookstores and newsstands covering over approximately 300 cities throughout China.

As mentioned above, the Company operates its advertising business through various entities, either wholly owned or through certain ownership percentages. Below is a chart of all the entities of which the Company has an interest in, reflecting the ownership percentage and a brief description of the activities of each entity. The condensed consolidated financial statements reflect the consolidated operations of the Company and the entities listed below. All significant inter-company balances and transactions have been eliminated in consolidation.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(Unaudited)

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

NOTE – 2              GOING CONCERN UNCERTAINTIES

The Company’s condensed consolidated financial statements are presented on a going concern basis, which contemplates the continuity of operations and realization of assets and satisfaction of liabilities and commitments in the normal course of business.

For the three months ended March 31, 2012, the Company has incurred a net loss of $522,715 and experienced negative operating cash flows of $110,654. The Company plans to obtain the additional capital injection from its shareholders or external financing. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet its obligations on a timely basis.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE – 3              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Reclassifications

Certain comparative figures have been reclassified to conform to the current period financial statement presentation.

●	Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(Unaudited)

●	Basis of consolidation

The condensed consolidated financial statements include the accounts of CMKM and its majority-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

●	Cash and cash equivalents

For purposes of the condensed statements of cash flows, cash and cash equivalents includes cash on hand and demand deposits held by banks. Deposits held in financial institutions in the PRC are not insured by any government entity or agency. The Company has the ability to transfer cash within its corporate structure, except for cash and cash equivalents maintained in the PRC, which are restricted as to transfer out of the PRC, unless the approval is granted by the local government.

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

For the three months ended March 31, 2012 and 2011, the Company provided allowance for doubtful accounts of $290 and $106,231, respectively. As of March 31, 2012 and December 31, 2011, the allowance for doubtful accounts was $126,041 and $125,204, respectively.

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

Property, plant and equipment consist of the following:

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(Unaudited)

	March 31, 2012	December 31, 2011

Buildings	$917,426	$913,440
Motor vehicles	404,811	403,053
Furniture and equipment	62,135	61,865
Computer equipment	189,588	184,216
	1,573,960	1,562,574
Less: accumulated depreciation	(427,714)	(384,389)

Property, plant and equipment, net	$1,146,246	$1,178,185

Depreciation expense for the three months ended March 31, 2012 and 2011 was $41,677 and $19,393, respectively.

Long-lived assets of the Company are reviewed annually to assess whether the carrying value has become impaired according to the guidelines established in the ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”. No impairment of assets was recorded as of March 31, 2012.

●	Intangible assets

In accordance with ASC Topic 350-50, “General Intangibles Other Than Goodwill”, goodwill amounts are not amortized, but rather are tested for impairment at least annually. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives, which are the ten years of the "license agreement" and the five years of the integrated office system. The carrying amount of the asset is reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. No intangible asset impairment charges are deemed necessary for the three months ended March 31, 2012 and 2011.

Amortization expense of the various license agreements included in cost of revenue for the three months ended March 31, 2012 and 2011 was $48,021 and $31,214, respectively.

As of March 31, 2012, the estimated future annual amortization expenses related to the license agreements for the balance of the agreements in the next five years are as follows:

Years ending March 31:
2013	$176,362
2014	107,658
2015	14,420
2016	14,420
2017	1,202
Total:	$314,062

●	Long term investments

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
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(Unaudited)

(a)	Shenzhen Keungxi Technology Company Ltd. ("SKTC")

SKTC was incorporated in China in October 2005. Its business scope includes, among others, sales and development of computer software, and computer and communication systems. It also provides information system consulting services. The Company, through Shenzhen Media, holds 48% of the equity interest of SKTC and three individual shareholders, Wengao Luo, Xi Chen and Bin Li own the remaining 21.5%, 21.5% and 9% equity interest of SKTC, respectively and accounts for the investment using the equity method. As of March 31, 2012 and December 31, 2011, the investment cost was $0.

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

Balance as of December 31, 2011	$2,186,808
Investment loss (30%) for the three months ended March 31, 2012	(5,457)
Exchange difference	9,547

Balance as of March 31, 2012	$2,190,898

(c)	Beijing Guangrun Lingzhi International Advertising Co. Ltd. (“BJGL”)

BJGL was incorporated in China in November 2010 and is mainly engaged in providing advertising services. The Company, through Beijing Media, holds 40% of the equity interest of BJGL and one corporate shareholder, Highlight Consulting Co., Ltd., and two individual shareholders, Tianyou Cai and Tieying Luo, own the remaining 40%, 10% and 10% equity interest of BJGL, respectively, and accounts for the investment using the equity method. As of March 31, 2012 and December 31, 2011, the investment cost was $0.

(d)	Beijing Kang Pusen Media Consultation Planning Co., Ltd. (“BJKP”)

BJKP was incorporated in China in March 2008 and is mainly engaged in providing sales training services. The Company, through Shenzhen New Media, holds 20% of the equity interest of BJKP and four individual shareholders, Xiaofang Wang, Yi Rong, Qiang Zhao and Lijie Wang, own the remaining 50%, 10%, 10% and 10% equity interest of BJKP, respectively, and accounts for the investment using the equity method. As of March 31, 2012 and December 31, 2011, the investment cost was $0. The Company has applied for deregistration with the local government in January 2012 and it is pending for approval.

(e)	Beijing Orient Converge Human Resources Management Center Co. Ltd (“BJOC”)

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(Unaudited)

BJOC was incorporated in China in October 2004 and is mainly engaged in providing consultation, professional training and relevant sale and marketing services to business enterprises in China. The Company, through SNMC, owns 10% equity interest of BJOC and accounts for this investment using the cost method. As of March 31, 2012 and December 31, 2011, the investment cost was $0.

●	Investment held to maturity

Investment in unit trusts in the PRC, which the Company has the intent and ability to hold to maturity are reported at amortized cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

●	Prepayment on purchase of real estate

The deposit in the amount of $3,060,003 is equivalent to the total purchase price for the residential units in Shenzhen City, Guangdong Province, the PRC which will be used for staff quarters.

●	Revenue recognition

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

The Company recognizes revenues for the advertising sales and consulting service ratably over the periods when the customer's advertisements are published and services are provided. Total revenue from the advertising sales is $754,308 and $1,279,727 for the three months ended March 31, 2012 and 2011, respectively. Total revenue from marketing consulting service is $1,058,105 and $1,456,080 for the three months ended March 31, 2012 and 2011, respectively.

The Company recognizes revenue from the publishing of the above magazines when the risks and rewards of ownership of the goods have transferred to the customer, which is usually on delivery or when title passes. Total revenue from the publishing business is $434,216 and $393,538 for the three months ended March 31, 2012 and 2011, respectively.

An analysis of the Company’s revenues by products is as follows:

	Three months ended March 31,
	2012	2011
Magazine advertising:
Advertising pages sales	$754,308	$1,279,727
Marketing consulting service	1,058,105	1,456,080
Publishing	434,216	393,538

Total revenue	$2,246,629	$3,129,345

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(Unaudited)

●	Earnings per share

Basic earnings per common share ("EPS") are calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive securities, such as stock options and warrants. For the three months ended March 31, 2012 and 2011, the Company did not have any potentially dilutive securities.

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

The Company has recorded no deferred tax assets as of March 31, 2012 and December 31, 2011, respectively. For the three months ended March 31, 2012 and 2011, the Company did not have any interest and penalties associated with any tax positions. As of March 31, 2012, the Company did not have any significant unrecognized uncertain income tax positions.

The Company conducts a major portion of its business in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

●	Related parties

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(Unaudited)

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. The Company operates in only one reportable operating segment, namely advertising and marketing.

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

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

·	Level 1 : Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

·	Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

·
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

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income”(“ASU 2011-05”). ASU 2011-05 requires companies to present the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements of net income and other comprehensive income. This statement is effective for interim and annual periods beginning after December 15, 2011. Early adoption is permitted and the amendments in this update will be applied retrospectively. The adoption has not had a material effect on the Company’s financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(Unaudited)

NOTE – 4              RELATED PARTY TRANSACTIONS WITH AN AFFILIATE

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

In connection with the agreement with CMO, the Company has generated the following operating results as part of the agreement:

	Three months ended March 31,
	2012	2011
Magazine advertising:
Advertising pages sales	$357,095	$971,416
Consulting service	47,173	219,079
Publishing	434,216	393,538

Total magazine advertising sales generated from CMO, included in consolidated total	838,484	1,584,033
Cost of revenue	(352,874)	(430,708)

Gross profit	485,610	1,153,325
General and administrative expenses	(493,492)	(615,676)
Interest income	1,487	164
Subsidy income	-	60,704

Net (loss) income generated from CMO, included in net income	$(6,395)	$598,517

As of March 31, 2012, related party receivables represented loans receivable from CMO, SDMM and the affiliates of SCBCC of $3,127,223, $1,977,070 and $229,521, respectively, which are unsecured, and non-interest bearing. These loans have no fixed repayment schedule and are receivable on demand.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(Unaudited)

NOTE – 5               OTHER RECEIVABLES

Other receivables consisted of:

	March 31, 2012	December 31, 2011

Advances to third parties	$2,274,259	$2,307,272
Advances to employees	1,053,772	1,171,539
Rental deposits	34,264	-
Others	13,352	3,315

	$3,375,647	$3,482,126

NOTE – 6              INVESTMENTS HELD TO MATURITY

	March 31, 2012	December 31, 2011
Investment in unit trust in the PRC, held to maturity:
- Maturity in July 2012 with an interest rate of 9.5% per annum	$316,221	$787,116
- Maturity in September and November 2012 with an interest rate of 9% per annum	474,330	472,270

Investments in unit trust	$790,551	$1,259,386

NOTE – 7              DEPOSIT ON PURCHASE OF REAL ESTATE

On January 18, 2011, the Company entered into a real estate property purchase agreement (the “Agreement”) with an independent party namely, Shenzhen Wan Jiang Investment Co., Ltd. (“Wan Jiang”) to purchase various residential units in Shenzhen City, Guangdong Province, the PRC with a consideration of $3,060,003 (equivalent to RMB 19,353,600). As of March 31, 2012, the transfer of the title has not yet occurred because the property developer has postponed the delivery of real estate property. The Company believes that the title of real estate property will be received in the next twelve months. The Company intends to use this property as staff quarters.

NOTE – 8              INCOME TAXES

United States

The Company was incorporated in the United States of America and is subject to U.S. tax law. No provisions for income taxes have been made as the Company has no U.S. taxable income for the periods presented. The applicable income tax rates for the Company for the three months ended March 31, 2012 and 2011 are 34%.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(Unaudited)

British Virgin Islands

The Company’s subsidiary, Media Challenge was incorporated in the British Virgin Islands and is not subject to income taxes under the current laws of the British Virgin Islands.

PRC

The Company’s subsidiaries in the PRC are currently subject to income taxes according to applicable tax laws in the PRC. The tax rates are 15% for SNMC, 25% for BMMCC, SCBCC and BCXMLC and 0% for CMO. The provision for current income taxes for the three months ended March 31, 2012 and 2011 was $0 and $67,735, respectively.

CMO accounts for most of the revenue during the periods presented and its operating profit is entitled to a full tax exemption under the specialized industry tax rules. Other subsidiaries’ income tax rates range from 15% to 25%. A reconciliation of income before income taxes to the effective tax rate as follows:

	Three months ended March 31,
	2012	2011

(Loss) income before income taxes from the PRC operation	$(517,638)	$657,261
PRC income tax rate	25%	25%
Income tax (credit) expense computed at statutory rate	(129,410)	164,315
Tax effect of non-deductible items	-	1,092
Effect of tax exemption credit on CMO	-	(149,629)
Net operating loss not recognized as deferred assets	129,410	51,957
Income tax expense at effective rate	$-	$67,735

(b)         Deferred tax liabilities

There is no material unrecognized tax benefit as of March 31, 2012 and December 31, 2011.

NOTE – 9               SEGMENT INFORMATION

The Company’s business units have been aggregated into a single reportable segment, namely advertising and marketing. All the identifiable assets of the Company are located in the PRC during the periods presented.

All of the Company’s revenues were derived from customers located in the PRC.

NOTE – 10            CONCENTRATIONS AND RISK

The Company is exposed to the following concentrations of risk:

(a)         Business risk with CMO

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(Unaudited)

As discussed in Note 4, the Company's operations are conducted through an agreement with CMO, a company owned by the PRC government. The revenues are generated through production of the magazines owned by CMO. The current contract will terminate in 2013, and it is unknown whether the contract will be renewed. A change in the political climate in the PRC could also have a material adverse effect on the Company's business.

(b)          Major customers

For the three months ended March 31, 2012 and 2011, there is no single customer who accounts for 10% or more of revenues.

(c)          Major vendors

For the three months ended March 31, 2012 and 2011, there is no single vendor who accounts for 10% or more of purchases.

(d)          Major distribution agents for the publishing business

For the three months ended March 31, 2012 and 2011, approximately 64.5% and 53.3% of the Company’s sales are generated from its 4 major sales agents in the PRC, respectively. The representatives solicited advertising from the general public in their designated geographic territory.

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

NOTE – 11            COMMITMENTS AND CONTINGENCIES

(a)          Operating lease commitments

The Company is committed to lease various office spaces under several non-cancelable operating agreements in a term ranging from 1 to 3 years, with fixed monthly rentals, expiring between May 2012 and March 2014. Costs incurred under these operating leases are recorded as rent expense and totaled approximately $97,959 and $81,663 for the three months ended March 31, 2012 and 2011.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(Unaudited)

As of March 31, 2012, future minimum rent payments due under the remaining term of the various non-cancelable operating leases in the next two years are as follows:

Year ending March 31:
2013	$232,718
2014	71,884
Total:	$304,602

(b)          Contingencies

The Company has not, historically, carried any property or casualty insurance. No amounts have been accrued for any liability that could arise from the lack of insurance. Management feels the chances of such an obligation arising are remote.

NOTE – 12            SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10-Q. There were no subsequent events that required recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; and any statements of belief or intention. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward looking statements. Such risks and uncertainties include any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on April 16, 2012 and subsequent SEC filings, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

Certain Terms

Except where the context otherwise requires and for the purposes of this report only:

·	“BVI” refers to the British Virgin Islands;

·	“China,” “Chinese” and “PRC” refer to the People’s Republic of China and do not include Taiwan and the special administrative regions of Hong Kong and Macao;

·	“China Marketing Media,” “the Company,” “we,” “us,” and “our” refer to China Marketing Media Holdings, Inc. and its subsidiaries;

·	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

·	“Media Challenge” refers to Medial Challenge Holdings, Limited, our direct, wholly-owned BVI subsidiary;

·	“RMB” refers to Renminbi, the legal currency of China;

·	“CMO” refers to our affiliate, Sale and Marketing Publishing House;

·	“SEC” refers to the United States Securities and Exchange Commission;

·	“Securities Act” refers to the Securities Act of 1933, as amended;

·	“SNMC” refers to Shenzhen New Media Consulting Co., Ltd.;

·	“SCBCC” refers to Shenzhen Caina Brand Consultant Company;

·	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States.

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

In July 2008, we launched a new business of online marketing and sales of consumer products, such as personal computers, cellular phones, jewelries, watches, apparel, beauty products and home appliances. The Company decided to sell the online marketing and sales of consumer products division on December 26, 2011 after more than three years of suffering losses. The management anticipates that the sale of the interest will enable the Company to focus on the growth of its magazine and advertising business.

In June 2010, we launched a new business platform called "Easy Buy" that connects businesses, banks and customers on a single platform. With the innovative Invisible Printing Optical Identification Technology (IP-OIT), this sales and marketing platform helps the advertising clients to further promote their products and enhance their sales distribution channel. At the same time, we will be able to market and sell our products by sending the special catalog to the gold and platinum card holders through various banks, thus; bringing more advertising revenues for the company.

We do not maintain a corporate website, but we utilize http://www.cmmo.com.cn for the sale and promotion of the magazines we publish.

First Quarter Financial Performance Highlights

The following are some financial highlights for the first quarter of 2012:

·	Revenues: Our revenues were approximately $2.25 million for the first quarter of 2012, a decrease of 28.2% from the same quarter a year ago.
·	Gross Margin: Gross margin was 55.2% for the first quarter of 2012, as compared to 72.4% for the same quarter in 2011.
·	Operating Expenses: Operating expenses was approximately $1.76 million for the first quarter 2012, an increase of approximately 2.0% from approximately $1.72 million of the same period of 2011.
·
Net Income (Loss) attributable to China Marketing Media Holdings, Inc.: Net income (loss) was approximately $(0.52) million for the first quarter of 2012, a decrease of 243.7% from the same period of last year.

·	Fully diluted earnings per share was $(0.02) for the first quarter of 2012, as compared to $.01 for the first quarter ended March 31, 2011.

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

During the three-month period ended March 31, 2012, we generated all of our revenues through sales of our magazines, sales of advertising space in our magazines and providing sales, marketing consulting services and online sale of consumer products. The following table summarizes the results of our operations during the three month periods ended March 31, 2012 and 2011, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the three month period ended March 31, 2011 to the three month period ended March 31, 2012.

	Three Months Ended March 31
Item			Increase	% Increase
	2012	2011	(Decrease)	(%Decrease)
Revenue	$2,246,629	$3,129,345	$(882,716)	(28.2)%
Cost of Sales	1,007,286	863,384	143,902	16.7%
Gross Profit	1,239,343	2,265,961	(1,026,618)	(45.3)%
Operating Expenses	1,759,235	1,724,021	35,214	2.0%
Other Income (expense)	(2,823)	103,949	(106,772)	102.7%
Provision for Taxes	-	67,735	67,735	100.0%
Net Income attributable to China Marketing Media Holdings, Inc.	(522,715)	363,742	(886,457)	(243.7)%

Revenues

Our revenues for the three months ended March 31, 2012 were $2,246,629 which are $882,716, or 28.21%, less than the same period in 2011, when we had revenues of $3,129,345. The decrease in revenues for the three months ended March 31, 2012 was mainly due to a decrease advertising space sales of $525,419, or 41.06%, and consulting services of $397,975, or 27.33%, but offset by an increase in publishing sales of $40,678, or 10.34%. The management believes that the advertising space sales will continue to suffer from a soft market.

Components of Revenues

The following table shows the different components comprising our total revenues during the three month periods ended March 31, 2012 and 2011.

	Three Months March 31
Revenue Category			Increase	% Increase
	2012	2011	(Decrease)	(%Decrease)

Publishing	$434,216	$393,538	$40,678	10.3%
Advertising space sales	754,308	1,279,727	(525,419)	(41.1)%
Consulting service	1,058,105	1,456,080	(397,975)	(27.3)%
Total	$2,246,629	$3,129,345	$(882,716)	(28.2)%

CMO’s Revenue

CMO, a related party which is owned by the PRC government, is controlled and directed by a major shareholder who is also the President and Chief Executive Officer of the Company, Mr. Yingsheng Li. Under ASC 810-10-15-12, CMO is not qualified as a VIE as it is a governmental organization. In fact, CMO’s revenues and expenses are included in the consolidated statement of operations under the terms of management contract which is, effectively, an operating lease.

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

	Three months ended March 31,
	2012	2011
Magazine advertising:
Advertising space sales	$404,268	$1,190,495
Publishing	434,216	393,538
Total magazine advertising sales generated from CMO, included in consolidated total	$838,484	$1,584,033

The CMO’s revenues for the three months ended March 31, 2012 were $838,484 (37.3% of total revenue), which is $745,549, or 47.1%, less than the same period in 2011, when we had CMO’s revenues of $1,584,033 (50.6% of total revenue). The decrease in CMO’s revenue for the three months ended March 31, 2012 was primarily due to a drop of revenue in advisory service. The advisory service’s revenue for the three months ended March 31, 2012 was $47,173, a decrease of 78.5% from $219,079 for the same period in 2011. The decrease in advisory service’s revenue was caused by a decrease in demand beginning in the 2nd quarter of 2011. The management expects a further decline in the advisory service’s revenue in the coming months.

Cost of Sales

Our cost of sales for the three months ended March 31, 2012 and for the same period of 2011 were $1,007,286 and $863,384, respectively, which accounted for 44.8% and 27.6% of revenue, respectively. As a percentage of total revenues, cost of sales increased by approximately 17.3% during the applicable periods. Such increase was primarily driven by (1) the significant decrease of revenue in advertising space sales which has a high gross margin than the other segments and (2) additional sales promotion for consulting service through Beijing Media Consulting Co.

Operating Expenses

Salaries and related benefits expenses amounted to $1,116,377 during the three-month period ended March 31, 2012 as compared to $709,443 during the same period of 2011. The increase in payroll expense by $406,934, or 57.4%, was mainly attributable to an increase in headcount in Shenzhen Caina by almost 97% in anticipation of a 2nd quarter of 2012 high demand of sales in the consulting sector.

SG&A

Our selling, general and administrative expenses were $642,858 (28.6% of total sales) and $1,014,578 (32.4% of total sales) for the three months ended March 31, 2012 and 2011, respectively. The decrease was mainly due to an overall reduction in traveling and other sales and marketing expenses related to advertising space sales.

Other Income and Expenses

Other income and expense includes interest income, investment income and loss in unconsolidated affiliates, subsidy income and other income and expense not directly related to our principal operations.

Interest income represents interest earned from bank accounts with PRC financial institutions, totaling $2,634 during the three months ended March 31, 2012. A decrease in interest income of $18,703, or 87.97%, as compared to $21,337 during the same period of 2011 was due to the decrease in the average balance of cash and cash equivalents.

Investment in unconsolidated entities over which the Company has significant influence (20% to 50%) are accounted for under the equity method of accounting and the Company does not have the ability to exert significant influence (up to 20%) are accounted for under the cost method of accounting. We had an investment loss from unconsolidated subsidiaries totaling $5,457 for the three months ended March 31, 2012. The loss increased by $27,236, or 124.9%, as compared to an income of $21,908 during the same period of 2011. Such increase was attributable to the continuing operating loss from SDMM (30% interest) as compared to an investment gain from Beijing Kang Pusen Media (20% interest) from a year ago. As of March 31, 2012, the investment for Beijing Kang Pusen Media cost was $0. The Company has applied for deregistration with the local government in January 2012 and it is pending for approval.

Subsidy Income is received at a discretionary amount as determined by the local PRC government, which represents government grant or incentive award accredited to the Company for its contribution in the promotion and development of culture and media industry in the PRC. The amount is un-conditional, non-refundable and without any restrictions on usage at the time of grant to and receipt by the Company. The subsidy income for the three months ended March 31, 2012 totaled $0 as compared to $60,704 for the same period in 2011.

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

We incurred income taxes of $0 and $67,735 for the three months ended March 31, 2012 and 2011, respectively.

Net income (loss) attributable to China Marketing Media Holdings, Inc.

We reported net loss of $522,715 for the three months ended March 31, 2012, as compared to net income of $363,742 a year ago. The decrease of $886,457, or 243.7%, resulted from a decrease of revenue and increase in cost of goods sold.

Liquidity and Capital Resources

As of March 31, 2012, we had cash and cash equivalents of approximately $1.3 million and working capital (deficit) of $(1.7) million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the continuity of operations and realization of assets and satisfaction of liabilities and commitments in the normal course of business.

For the three months ended March 31, 2012, the Company has incurred a net loss of $522,715 and experienced negative operating cash flows of $110,654. The Company plans to obtain the additional capital injection from its shareholders or external financing. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet its obligations on a timely basis.

Cash Flow

	Three Months Ended March 31,
	2012	2011
Net cash used in operating activities	$(110,654)	$(473,707)
Net cash provided by (used in) in investing activities	470,104	(7,668,351)
Net cash provided by financing activities	-	4,249,249
Exchange rate changes in cash	3,701	34,042
Net cash flow provided by (used in) for the period	$363,151	$(3,858,767)

Operating Activities:

Net cash used in operating activities was approximately $0.11 million for the three months ended March 31, 2012, which was a decrease in cash outflow of approximately $0.36 million from approximately $0.47 million for the same period in 2011. The decrease in cash outflow was primarily due to the increase in accrued expenses and other payable but partially offset by an increase in accounts receivable and prepaid expenses.

Investing Activities:

Net cash provided by investing activities was approximately $0.47 million for the three months ended March 31, 2012, an increase in cash provided of approximately $8.14 million from approximately $7.67 million net cash used in investing activities for the same period of 2011. Such increase in net cash provided by investing activities was mainly attributable to proceeds from investment held to maturity from Shenzhen Caina Brand Consultant Company.

We also use cash for investing activities to make payments relating to acquisition of property, plant and equipment.

Financing Activities

There is no net cash provided or used by financing activities for the three months ended March 31, 2012. There was net cash provided of $4.25 million from the discontinued operations in the same period in 2011.

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

Currency Fluctuations

Our operating subsidiaries are located in China. All expenses of the subsidiary and revenue received from customers are incurred in China denominated in RMB as the functional currency. Based on Chinese government regulation, all foreign currencies under the category of current accounts are allowed to be freely exchanged with hard currencies. During the past years of operation through July of 2005, there were no significant changes in exchange rates. On July 21, 2005, the Chinese government changed its foreign currency exchange policy from a fixed RMB/USD exchange rate into a flexible rate under the control of the Chinese government. From August 2005 through March 2012, the value of RMB against US dollars appreciated by 22.0%, from RMB8.1/ $1 to RMB6.3/ $1.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), an evaluation of the effectiveness of its “disclosure controls and procedures” (as the term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Certifying Officers have concluded that, because of the deficiencies set forth below, the Company’s disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.

As disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2012, during the Company’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2011, management identified the significant deficiencies related to (i) the lack of sufficient U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) the lack of a stand alone Audit Committee of the Board of Directors.

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

In order to correct the foregoing deficiencies, we have taken and/or continue to work on the following remediation measures:

·
The Company has been taking certain remedial measures which includes, among other things, increasing the number of our accounting staff and professionals. In June 2011, we began our work with an ERP system provider to design and implement an efficient ERP system to improve our financial and internal control system. We anticipate completing this work on or before October 2012.

·
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

·
We have allocated significant financial and human resources to strengthen the internal control structure. We have designated two full time staff  to work with several external consultants to assess our data collection, financial reporting, and control procedures and to strengthen our internal controls over financial reporting; and

We have and continue to search for suitable candidates to serve as independent directors on our Board of Directors and on the Audit (or other standing committee thereof) Committee, who are financially literate, and to contain at least one member who is a “financial expert” as that term is defined in the SEC’s rules. We intend to have our Audit Committee meet at least once every quarter, prior to the release of that periods’ financial statements, to, among other things, discuss, with management and our independent auditors, prior to the release of each periods’ financial statements, the financial statements themselves, significant accounting policies and estimates, our internal controls, and the scope and findings of the work performed by our independent auditor in its audit or review of the financial statements. We estimate that we need to elect at least two additional directors that meet the independence requirements and intend to complete this search in the near future. We have interviewed several candidates to date, but have not yet filled either independent director or Audit Committee vacancy as of  March 31, 2012. We anticipate completing these measures on or before June 2012.

We believe that the foregoing steps, when completed, will cure the significant deficiencies identified above. We will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Changes in Internal Control Over Financial Reporting

Other than described above, there have been no changes in our internal control over financial reporting during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RISKS RELATING TO OUR BUSINESS

The Company has incurred a significant loss during the quarter ended March 31, 2012 and there is substantial doubt as to our ability to continue as a going concern.

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the continuity of operations and realization of assets and satisfaction of liabilities and commitments in the normal course of business. For the quarter ended March 31, 2012, the Company has incurred a net loss of $522,715 and experienced negative operating cash flows of $110,654. The Company plans to obtain the additional capital injection from its shareholders or external financing. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet its obligations on a timely basis. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As discussed in Note 4 of the financial statements, a significant portion of the Company’s operations is derived from and depends upon an agreement with CMO. For three-month period ended March 31, 2012, CMO’s $0.84 million revenue represented approximately 37.3% of the Company’s total revenue. The Company is striving to diversify its revenue sources by offering new product lines and seeking acquisition. The Company cannot provide any assurance that it will be successful in achieving sufficient diversification in the near future, if at all.

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

During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2011, management identified significant deficiencies related to our U.S. GAAP expertise, internal audit functions and the absence of Audit Committee, as of that date.  The current staff in the accounting department of the subsidiaries is relatively new to U.S. GAAP and internal control procedures and needs substantial additional training so as to meet with the higher demands of being a U.S. public company.  The significant deficiency in internal audit function is also due to the Company’s lack of sufficient qualified resources to perform internal audit functions.  We have taken steps to address these deficiencies. However, as of the end of the quarter ended March 31, 2012, these deficiencies remain, which, in turn, could adversely affect our operations and investor confidence.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-month period ended March 31, 2012, we made no unregistered sales of our equity securities; nor were there any repurchases of our equity securities during the same period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

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
Date: May 15, 2012

	By:	/s/ Yingsheng Li
Yingsheng Li, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2012

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