Form 10-Q
period 2012-06-30
China Marketing Media Holdings, Inc.
filed 2012-08-13
CIK 1353307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File Number: 000-51806

CHINA MARKETING MEDIA HOLDINGS, INC.

 (Exact Name of Registrant as Specified in Its Charter)

Texas	76-0641113
(State or other jurisdiction of	(I.R.S. Empl. Ident. No.)
incorporation or organization)

RMA 1105
Lianhe Mansion
No. 20 Chaowai Street
Beijing, 100020, China
(Address of principal executive offices, Zip Code)

(86)10-65882030
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

The number of shares outstanding of each of the issuer’s classes of common equity, as of July 31, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, no par value	28,686,002

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA MARKETING MEDIA HOLDINGS, INC.

(Unaudited)

Condensed Consolidated Financial Statements

For The Three And Six Months Ended June 30, 2012 and 2011

CHINA MARKETING MEDIA HOLDINGS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011	F-2

Condensed Consolidated Statements of Operations And Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2012 and 2011 (Unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011 (Unaudited)	F-4

Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2012 (Unaudited)	F-5

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-6 – F-19

CHINA MARKETING MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,002,055	$909,534
Accounts receivable, net	253,766	41,322
Prepaid expenses	389,710	168,922
Investment held-to-maturity	1,265,883	-

Total current assets	2,911,414	1,119,778

Non-current assets:
Investments – equity method	2,190,829	2,186,808
Related party receivables – affiliates	5,363,203	5,463,404
Other receivables	3,458,971	3,482,126
Investment held-to-maturity	-	1,259,386
Deposit on purchase of real estate	3,062,424	3,046,707
Property, plant and equipment, net	1,110,090	1,178,185
License agreement, net	271,136	356,953

Total non-current assets	15,456,653	16,973,569

TOTAL ASSETS	$18,368,067	$18,093,347

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$439,304	$365,223
Accrued expenses and levies	666,037	522,945
Deferred revenues	1,404,710	1,401,046
Taxes payable	-	78,097
Other payable	1,091,499	767,936

Total liabilities	3,601,550	3,135,247

Commitments and contingencies

Equity:
China Marketing Media Holdings, Inc. stockholders’ equity:
Common stock, no par value, 100,000,000 shares authorized, 28,686,002 shares issued and outstanding	1,112,546	1,112,546
Additional paid-in capital	165,000	165,000
Retained earnings	10,039,594	10,309,061
Accumulated other comprehensive income	3,449,377	3,371,493

Total equity	14,766,517	14,958,100

TOTAL LIABILITIES AND EQUITY	$18,368,067	$18,093,347

See accompanying notes to condensed consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Revenue, net	$2,799,202	$3,352,416	$5,045,831	$6,481,761

Cost of revenue	(1,031,881)	(1,595,843)	(2,039,167)	(2,459,227)

Gross profit	1,767,321	1,756,573	3,006,664	4,022,534

Operating expenses:
Salaries and related benefits expenses	(846,797)	(710,926)	(1,963,174)	(1,420,369)
General and administrative	(647,697)	(830,501)	(1,290,555)	(1,845,079)

Total operating expenses	(1,494,494)	(1,541,427)	(3,253,729)	(3,265,448)

Income (loss) from operations	272,827	215,146	(247,065)	757,086

Other income (expense):
Interest income	2,179	3,990	4,813	4,888
Loss in equity investment	(1,796)	(84,181)	(7,253)	(62,273)
Other expenses	-	(83,042)	-	(22,338)

Total other income (expenses)	383	(163,233)	(2,440)	(79,723)

Income (loss) from continuing operations before income taxes	273,210	51,913	(249,505)	677,363

Income tax expense	(19,962)	(983)	(19,962)	(68,718)

Income (loss) from continuing operations, net of tax	253,248	50,930	(269,467)	608,645

Discontinued operations, net of tax	-	(243,096)	-	(437,444)

NET INCOME (LOSS)	253,248	(192,166)	$(269,467)	$171,201

Other comprehensive income:
- Unrealized gain on securities available-for-sale	-	17,803	-	17,803
- Foreign currency translation gain	11,422	347,934	77,884	482,351

COMPREHENSIVE INCOME (LOSS)	$264,670	$173,571	$(191,583)	$671,355

Earnings per share – basic and diluted:
Income (loss) from continuing operations attributable to China Marketing Media Holdings, Inc. common stockholders	$0.01	$0.00	$(0.01)	$0.02
Discontinued operations attributable to China Marketing Media Holdings, Inc. common stockholders	$-	$(0.01)	$-	$(0.02)
Net income (loss) attributable to China Marketing Media Holdings, Inc. common stockholders	$0.01	$(0.01)	$(0.01)	$0.01

Weighted average common stock outstanding – basic and diluted	28,686,002	28,686,002	28,686,002	28,686,002

See accompanying notes to condensed consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(269,467)	$171,201
Less: net loss from discontinued operations	-	(437,444)
Net (loss) income from continuing operations	(269,467)	608,645
Adjustments to reconcile (loss) income from continuing operations to net cash (used in) provided by operating activities:
Amortization and depreciation	173,884	129,378
Allowance for doubtful accounts	290	106,900
Equity investment loss from unconsolidated subsidiaries	7,253	62,273
Loss on disposal of property, plant and equipment	-	5,313
Changes in operating assets and liabilities:
Accounts receivable	(212,327)	24,769
Prepaid expenses	(223,253)	85,193
Other receivables	41,078	(399,203)
Advance to suppliers	-	(941,918)
Advances to affiliates	128,267	3,762,439
Accounts payable	72,131	8,493
Accrued expenses	141,238	85,044
Deferred revenues	(3,560)	659,850
Taxes payable	(78,427)	(144,603)
Other payable	319,310	73,545
Deferred tax liability	-	(28,604)
Net cash provided by operating activities – continuing operations	96,417	4,097,514
Net cash used in discontinued operations	-	(964,188)
Net cash provided by operating activities	96,417	3,133,326

Cash flows from investing activities:
Purchase of property, plant and equipment	(8,665)	(157,091)
Deposit on purchase of real estate	-	(2,955,569)
Proceeds from disposal of a subsidiary	-	152,714
Proceeds from investment held-to-maturity	474,271	-
Purchase of investment held-to-maturity	(474,271)	(305,428)
Purchase of intangible assets	-	(69,638)
Net cash used in investing activities – continuing operations	(8,665)	(3,335,012)
Net cash used in discontinued operations	-	(4,758,700)
Net cash used in investing activities	(8,665)	(8,093,712)

Cash flows from financing activities:
Net cash provided by discontinued operations	-	164,903

Net cash provided by financing activities	-	164,903

Effect of exchange rate changes in cash and cash equivalents	4,769	103,156

NET CHANGE IN CASH AND CASH EQUIVALENTS	92,521	(4,692,327)

BEGINNING OF PERIOD	909,534	7,177,767

END OF PERIOD	1,002,055	2,485,440

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$19,962	$68,718
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Common stock		Retained	Additional	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	earnings	paid-in capital	income	equity

Balance as of January 1, 2012	28,686,002	$1,112,546	$10,309,061	$165,000	$3,371,493	$14,958,100

Net loss for the period	-	-	(269,467)	-	-	(269,467)

Foreign currency translation adjustment	-	-	-	-	77,884	77,884
Balance as of June 30, 2012	28,686,002	$1,112,546	$10,039,594	$165,000	$3,449,377	$14,766,517

See accompanying notes to condensed consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012
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

As the Company disposed its subsidiaries mentioned above, all financial information for the six months ended June 30, 2011 presented in the condensed consolidated financial statements have been reclassified to give effect to the discontinued operations.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012
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

As of June 30, 2012, the Company has suffered from working capital deficit of $690,136. For the six months ended June 30, 2012, the Company has incurred a net loss of $269,467. The Company plans to obtain the additional capital injection from its shareholders or external financing. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet its obligations on a timely basis.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012
(Unaudited)

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

For the six months ended June 30, 2012 and 2011, the Company provided allowance for doubtful accounts of $290 and $106,900, respectively. As of June 30, 2012 and December 31, 2011, the allowance for doubtful accounts was $126,140 and $125,204, respectively.

●  Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is recorded on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Expected useful life (years)	Residual value
Buildings	20	5%
Motor vehicles	5	5%
Furniture and equipment	5	5%
Computer equipment	5	5%

Expenditure for maintenance and repairs is expensed as incurred. The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the condensed consolidated statement of operations.

Property, plant and equipment consist of the following:

	June 30, 2012	December 31, 2011

Buildings	$918,152	$913,440
Motor vehicles	405,131	403,053
Furniture and equipment	62,185	61,865
Computer equipment	193,839	184,216
	1,579,307	1,562,574
Less: accumulated depreciation	(469,217)	(384,389)

Property, plant and equipment, net	$1,110,090	$1,178,185

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012
(Unaudited)

Depreciation expense for the three months ended June 30, 2012 and 2011 was $41,092 and $44,843, respectively.

Depreciation expense for the six months ended June 30, 2012 and 2011 was $82,769 and $64,236, respectively.

Long-lived assets of the Company are reviewed annually to assess whether the carrying value has become impaired according to the guidelines established in the ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”. No impairment of assets was recorded as of June 30, 2012.

●  Intangible assets

In accordance with ASC Topic 350-50, “General Intangibles Other Than Goodwill”, goodwill amounts are not amortized, but rather are tested for impairment at least annually. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives, which are the ten years of the "license agreement" and the five years of the integrated office system. The carrying amount of the asset is reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. No intangible asset impairment charges are deemed necessary for the six months ended June 30, 2012 and 2011.

Amortization expense of the various license agreements included in cost of revenue for the three months ended June 30, 2012 and 2011 was $43,094 and $33,928, respectively.

Amortization expense of the various license agreements included in cost of revenue for the six months ended June 30, 2012 and 2011 was $91,115 and $65,142, respectively.

As of June 30, 2012, the estimated future annual amortization expenses related to the license agreements for the balance of the agreements in the next four years are as follows:

Years ending June 30:
2013	$176,925
2014	67,752
2015	14,431
2016	12,028

Total:	$271,136

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012
(Unaudited)

(a)       Shenzhen Keungxi Technology Company Ltd. ("SKTC")

SKTC was incorporated in China in October 2005. Its business scope includes, among others, sales and development of computer software, and computer and communication systems. It also provides information system consulting services. The Company, through Shenzhen Media, holds 48% of the equity interest of SKTC and three individual shareholders, Wengao Luo, Xi Chen and Bin Li own the remaining 21.5%, 21.5% and 9% equity interest of SKTC, respectively and accounts for the investment using the equity method. As of June 30, 2012 and December 31, 2011, the investment cost was $0.

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

Balance as of December 31, 2011	$2,186,808
Investment loss (30%) for the six months ended June 30, 2012	(7,253)
Exchange difference	11,274

Balance as of June 30, 2012	$2,190,829

(c)       Beijing Guangrun Lingzhi International Advertising Co. Ltd. (“BJGL”)

BJGL was incorporated in China in November 2010 and is mainly engaged in providing advertising services. The Company, through Beijing Media, holds 40% of the equity interest of BJGL and one corporate shareholder, Highlight Consulting Co., Ltd., and two individual shareholders, Tianyou Cai and Tieying Luo, own the remaining 40%, 10% and 10% equity interest of BJGL, respectively, and accounts for the investment using the equity method. As of June 30, 2012 and December 31, 2011, the investment cost was $0.

(d)       Beijing Kang Pusen Media Consultation Planning Co., Ltd. (“BJKP”)

BJKP was incorporated in China in March 2008 and is mainly engaged in providing sales training services. The Company, through Shenzhen New Media, holds 20% of the equity interest of BJKP and four individual shareholders, Xiaofang Wang, Yi Rong, Qiang Zhao and Lijie Wang, own the remaining 50%, 10%, 10% and 10% equity interest of BJKP, respectively, and accounts for the investment using the equity method. As of June 30, 2012 and December 31, 2011, the investment cost was $0. The Company has applied for deregistration with the local government in January 2012 and it is pending for approval.

(e)       Beijing Orient Converge Human Resources Management Center Co. Ltd (“BJOC”)

BJOC was incorporated in China in October 2004 and is mainly engaged in providing consultation, professional training and relevant sale and marketing services to business enterprises in China. The Company, through SNMC, owns 10% equity interest of BJOC and accounts for this investment using the cost method. As of June 30, 2012 and December 31, 2011, the investment cost was $0.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012
(Unaudited)

●  Investment held-to-maturity

Investment in unit trusts in the PRC, which the Company has the intent and ability to hold to maturity are reported at amortized cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

●  Prepayment on purchase of real estate

The deposit in the amount of $3,062,424 is equivalent to the total purchase price for the residential units in Shenzhen City, Guangdong Province, the PRC which will be used for staff quarters.

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

The Company recognizes revenues for the advertising sales and consulting service ratably over the periods when the customer's advertisements are published and services are provided. Total revenue from the advertising sales is $2,093,629 and $2,857,284 for the six months ended June 30, 2012 and 2011, respectively. Total revenue from marketing consulting service is $2,106,640 and $2,809,105 for the six months ended June 30, 2012 and 2011, respectively.

The Company recognizes revenue from the publishing of the above magazines when the risks and rewards of ownership of the goods have transferred to the customer, which is usually on delivery or when title passes. Total revenue from the publishing business is $845,562 and $815,372 for the six months ended June 30, 2012 and 2011, respectively.

An analysis of the Company’s revenues by products is as follows:

	Three months ended June 30,
	2012	2011
Magazine advertising:
Advertising pages sales	$1,339,321	$1,577,557
Marketing consulting service	1,048,535	1,353,025
Publishing	411,346	421,834

Total revenue	$2,799,202	$3,352,416

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012
(Unaudited)

	Six months ended June 30,
	2012	2011
Magazine advertising:
Advertising pages sales	$2,093,629	$2,857,284
Marketing consulting service	2,106,640	2,809,105
Publishing	845,562	815,372

Total revenue	$5,045,831	$6,481,761

●  Earnings per share

Basic earnings per common share ("EPS") are calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive securities, such as stock options and warrants. For the three and six months ended June 30, 2012 and 2011, the Company did not have any potentially dilutive securities.

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

The Company has recorded no deferred tax assets as of June 30, 2012 and December 31, 2011, respectively. For the three and six months ended June 30, 2012 and 2011, the Company did not have any interest and penalties associated with any tax positions. As of June 30, 2012, the Company did not have any significant unrecognized uncertain income tax positions.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012
(Unaudited)

The Company conducts a major portion of its business in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority. For the six months ended June 30, 2012, the Company filed and cleared a 2011 tax return with its local tax authority in the PRC.

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

Investment held-to-maturity is determined using Level 2, which is carried at fair value, with quoted prices in markets that are not active, determined by the financial institution who sold the unit trust.

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

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012
(Unaudited)

In July 2012, the Financial Accounting Standards Board issued ASC Update No. 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment”.(“ASU 2012-02”). ASU 2012-02 provides companies with the option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If the Company concludes that it is more likely than not that the asset is impaired, it is required to determine the fair value of the intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value in accordance with Topic 350. If the Company concludes otherwise, no further quantitative assessment is required. The Company intends to early-adopt ASU 2012-02 beginning with an annual unamortizable intangible asset impairment test as of July 1, 2012. The Company does not expect the adoption of ASU 2012-02 to impact its results of operations or financial position.

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

On October 23, 2003, MIC entered into the agreement for a term of 10 years with CMO. The agreement calls for the payment of $1,220,930 to CMO in exchange for a right to oversee the operation and strategic planning of advertising, publishing, and staff training for the magazines that are published by CMO. Under this agreement, MIC is entitled to collect advertising revenues from customers already existing at the time of the contract, in addition to any new clients that MIC can solicit and develop. MIC shall bear all the operating costs and receive all the revenues from the contracted businesses.

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

In connection with the agreement with CMO, the Company has generated the following operating results as part of the agreement:

	Three months ended June 30,
	2012	2011
Magazine advertising:
Advertising pages sales	$454,428	$1,025,572
Consulting service	64,015	7,335
Publishing	411,346	421,834

Total magazine advertising sales generated from CMO, included in consolidated total	929,789	1,454,741
Cost of revenue	(433,804)	(589,527)

Gross profit	495,985	865,214
Salaries and related benefits expenses	(155,234)	(148,918)
General and administrative expenses	(249,784)	(438,771)
Interest income	583	2,350
Other income	-	382

Net income generated from CMO, included in net income	$91,550	$280,257

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012
(Unaudited)

	Six months ended June 30,
	2012	2011
Magazine advertising:
Advertising pages sales	$811,523	$1,996,988
Consulting service	111,188	226,414
Publishing	845,562	815,372

Total magazine advertising sales generated from CMO, included in consolidated total	1,768,273	3,038,774
Cost of revenue	(786,678)	(1,020,235)

Gross profit	981,595	2,018,539
Salaries and related benefits expenses	(378,189)	(326,667)
General and administrative expenses	(520,321)	(876,698)
Interest income	2,070	2,514
Other income	-	61,086

Net income generated from CMO, included in net income	$85,155	$878,774

As of June 30, 2012, related party receivables represented loans receivable from CMO, SDMM and the affiliates of SCBCC of $3,154,866, $1,978,634 and $229,703, respectively, which are unsecured, and non-interest bearing. These loans have no fixed repayment schedule and are receivable on demand.

NOTE – 5         OTHER RECEIVABLES

Other receivables consisted of:

	June 30, 2012	December 31, 2011

Advances to third parties	$2,320,640	$2,307,272
Advances to employees	1,053,023	1,171,539
Rental deposits	34,291	-
Others	51,017	3,315

	$3,458,971	$3,482,126

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012
(Unaudited)

NOTE – 6          INVESTMENTS HELD-TO-MATURITY

	June 30, 2012	December 31, 2011
Investment in unit trust in the PRC, held to maturity:
- Maturity in July 2012 with an interest rate of 9.5% per annum	$316,471	$787,116
- Maturity in September and November 2012 with an interest rate of 9% per annum	474,706	472,270
- Maturity in May 2013 with an interest rate of 11% per annum	158,235	-
- Maturity in June 2013 with an interest rate of 9% per annum	316,471	-

	1,265,883	1,259,386
Less: current portion	(1,265,883)	-

Investments in unit trust, non-current portion	$-	$1,259,386

NOTE – 7         DEPOSIT ON PURCHASE OF REAL ESTATE

On January 18, 2011, the Company entered into a real estate property purchase agreement (the “Agreement”) with an independent party namely, Shenzhen Wan Jiang Investment Co., Ltd. (“Wan Jiang”) to purchase various residential units in Shenzhen City, Guangdong Province, the PRC with a consideration of $3,062,424 (equivalent to RMB 19,353,600). As of June 30, 2012, the transfer of the title has not yet occurred because the property developer has postponed the delivery of real estate property. The Company believes that the title of real estate property will be received in the next twelve months. The Company intends to use this property as staff quarters.

NOTE – 8         INCOME TAXES

United States

The Company was incorporated in the United States of America and is subject to U.S. tax law. No provisions for income taxes have been made as the Company has no U.S. taxable income for the periods presented. The applicable income tax rates for the Company for the six months ended June 30, 2012 and 2011 are 34%.

British Virgin Islands

The Company’s subsidiary, Media Challenge was incorporated in the British Virgin Islands and is not subject to income taxes under the current laws of the British Virgin Islands.

PRC

The Company’s subsidiaries in the PRC are currently subject to income taxes according to applicable tax laws in the PRC. The tax rates are 15% for SNMC, 25% for BMMCC, SCBCC and BCXMLC and 0% for CMO. The provision for current income taxes for the six months ended June 30, 2012 and 2011 was $19,962 and $68,718, respectively.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012
(Unaudited)

CMO accounts for most of the revenue during the periods presented and its operating profit is entitled to a full tax exemption under the specialized industry tax rules. Other subsidiaries’ income tax rates range from 15% to 25%. A reconciliation of income before income taxes to the effective tax rate as follows:

	Six months ended June 30,
	2012	2011

(Loss) income before income taxes from the PRC operation	$(244,350)	$512,236
PRC income tax rate	25%	25%

Income tax (credit) expense computed at statutory rate	(61,087)	128,059
Tax effect of non-deductible items	(5,835)	53,602
Effect of tax exemption credit on CMO	(21,289)	(219,694)
Tax adjustments in prior years	10,542	4,154
Net operating loss not recognized as deferred assets	97,631	102,597

Income tax expense at effective rate	$19,962	$68,718

(b)       Deferred tax liabilities

There is no material unrecognized tax benefit as of June 30, 2012 and December 31, 2011.

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

NOTE – 10       CONCENTRATIONS AND RISK

The Company is exposed to the following concentrations of risk:

(a)       Business risk with CMO

As discussed in Note 4, the Company's operations are conducted through an agreement with CMO, a company owned by the PRC government. The revenues are generated through production of the magazines owned by CMO. The current contract will expire in 2013, and it is unknown whether the contract will be renewed. A change in the political climate in the PRC could also have a material adverse effect on the Company's business.

(b)       Major customers

For the three and six months ended June 30, 2012 and 2011, there is no single customer who accounts for 10% or more of revenues.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012
(Unaudited)

(c)       Major vendors

For the three and six months ended June 30, 2012 and 2011, there is no single vendor who accounts for 10% or more of purchases.

(d)       Major distribution agents for the publishing business

For the three months ended June 30, 2012 and 2011, approximately 67.1% and 52.3% of the Company’s sales are generated from its 4 major sales agents in the PRC, respectively.

For the six months ended June 30, 2012 and 2011, approximately 65.7% and 51.3% of the Company’s sales are generated from its 4 major sales agents in the PRC, respectively.

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

NOTE – 11       COMMITMENTS AND CONTINGENCIES

(a)       Operating lease commitments

The Company is committed to lease various office spaces under several non-cancelable operating agreements in a term ranging from 1 to 3 years, with fixed monthly rentals, expiring between May 2012 and October 2014. Costs incurred under these operating leases are recorded as rent expense and totaled approximately $203,543 and $176,724 for the six months ended June 30, 2012 and 2011.

As of June 30, 2012, future minimum rent payments due under the remaining term of the various non-cancelable operating leases in the next three years are as follows:

Year ending June 30:
2013	$332,248
2014	94,466
2015	12,177
Total:	$438,891

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012
(Unaudited)

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

Certain Terms

Except where the context otherwise requires and for the purposes of this report only:

•	“BVI” refers to the British Virgin Islands;

•	“China,” “Chinese” and “PRC” refer to the People’s Republic of China and do not include Taiwan and the special administrative regions of Hong Kong and Macao;

•	“China Marketing Media,” “the Company,” “we,” “us,” and “our” refer to China Marketing Media Holdings, Inc. and its subsidiaries;

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

•	“Media Challenge” refers to Medial Challenge Holdings, Limited, our direct, wholly-owned BVI subsidiary;

•	“RMB” refers to Renminbi, the legal currency of China;

•	“CMO” refers to our affiliate, Sale and Marketing Publishing House;

•	“SEC” refers to the United States Securities and Exchange Commission;

•	“Securities Act” refers to the Securities Act of 1933, as amended;

•	“SNMC” refers to Shenzhen New Media Consulting Co., Ltd.;

•	“SCBCC” refers to Shenzhen Caina Brand Consultant Company;

•	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States.

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

We do not maintain a corporate website, but we utilize http://www.cmmo.com.cn for the sale and promotion of the magazines we publish.

Second Quarter Financial Performance Highlights

The following are some financial highlights for the second quarter of 2012:

•	Revenues: Our revenues were approximately $2.80 million for the second quarter of 2012, a decrease of 16.5% from the same quarter a year ago.
•	Gross Margin: Gross margin was 63.1% for the second quarter of 2012, as compared to 52.4% for the same quarter in 2011.
•	Operating Expenses: Operating expenses were approximately $1.49 million for the second quarter 2012, a decrease of approximately 3.0% from approximately $1.54 million of the same period of 2011.
•
Net Income (Loss) attributable to China Marketing Media Holdings, Inc.: Net income (loss) was approximately $0.25 million for the second quarter of 2012, an increase of 231.8% from the same period of last year.

•	Fully diluted earnings per share was $.01 for the second quarter of 2012, as compared to $.01 for the second quarter ended June 30, 2011.

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

During the three-month period ended June 30, 2012, we generated all of our revenues through sales of our magazines, sales of advertising space in our magazines and providing sales, marketing consulting services and online sale of consumer products. The following table summarizes the results of our operations during the three month periods ended June 30, 2012 and 2011, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the three month period ended June 30, 2011 to the three month period ended June 30, 2012.

	Three Months Ended June 30
Item	2012	2011	Increase (Decrease)	% Increase (%Decrease)
Revenue	$2,799,202	$3,352,416	$(553,214)	(16.5)%
Cost of Sales	1,031,881	1,595,843	(563,962)	(35.3)%
Gross Profit	1,767,321	1,756,573	10,748	0.6%
Operating Expenses	1,494,494	1,541,427	(46,933)	(3.0)%
Other Income (expense)	383	(163,233)	163,616	100.2%
Provision for Taxes	19,962	983	18,979	1930.7%
Net Income attributable to China Marketing Media Holdings, Inc.	253,248	(192,166)	445,414	231.8%

Revenues

Our revenues for the three months ended June 30, 2012 were $2,799,202 which are $553,214, or 16.5%, less than the same period in 2011, when we had revenues of $3,352,416. The decrease in revenues for the three months ended June 30, 2012 was mainly due to a decrease advertising space sales of $238,236 or 15.1% and Consulting Services of $304,490 or 22.5%.  The management believes that the Advertising Space Sales will continue to suffer from a soft market.

Components of Revenues

The following table shows the different components comprising our total revenues during the three month periods ended June 30, 2012 and 2011.

	Three Months Ended June 30
Revenue Category	2012	2011	Increase (Decrease)	% Increase (%Decrease)

Publishing	$411,346	$421,834	$(10,488)	(2.5)%
Advertising space sales	1,339,321	1,577,557	(238,236)	(15.1)%
Consulting service	1,048,535	1,353,025	(304,490)	(22.5)%
Total	$2,799,202	$3,352,416	$(553,214)	(16.5)%

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

	Three months ended June 30,
	2012	2011
Magazine advertising:
Advertising space sales	$454,428	$1,025,572
Publishing	411,346	421,834
Consulting service	64,015	7,335
Total magazine advertising sales generated from CMO, included in consolidated total	$929,789	$1,454,741

The CMO’s revenues for the three months ended June 30, 2012 were $929,789 (55.8% of total revenue), which is $524,952, or 36.1%, less than the same period in 2011, when we had CMO’s revenues of $1,454,741 (56.6% of total revenue). The decrease in CMO’s revenue for the three months ended June 30, 2012 was caused by a significant drop of revenue in advertising space sales. The advertising space sales's revenue for the three months ended June 30, 2012 was $454,428, a decrease of $571,144 or 55.7% from $1,025,572 for the same period in 2011. The management expects a further decline in the advertising space sales in the balance of the year due to a soft market.

Cost of Sales

Our cost of sales for the three months ended June 30, 2012 and for the same period of 2011 were $1,031,881 and $1,595,843, respectively, which accounted for 36.9% and 47.6% of revenue, respectively. As a percentage of total revenues, cost of sales decreased by approximately 10.7% during the applicable periods. Such decrease was primarily due to the additional sales promotion lead by CMO in 2011 by shipping out many free copies of magazines; therefore, it increased the cost of goods sold.

Operating Expenses

Salaries and related benefits expenses amounted to $846,797 during the three-month period ended June 30, 2012 as compared to $710,926 during the same period of 2011. The increase in payroll expense by $135,871 or 19.1% was mainly attributable to an increase in headcount in Shenzhen Caina by almost 60% in anticipation of coming months of 2012 of high demand of sales in consulting sector.

SG&A

Our selling, general and administrative expenses were $647,697 (23.1% of total sales) and $830,501 (24.8% of total sales) for the three months ended June 30, 2012 and 2011, respectively. The decrease was mainly due to an overall reduction in traveling and other sales and marketing expenses related to Advertising Space Sales.

Other Income and Expenses

Other income and expense includes interest income, investment income (loss) in unconsolidated affiliates and other income and expense not directly related to our principal operations.

Interest income represents interest earned from bank accounts with PRC financial institutions, totaling $2,179 during the three months ended June 30, 2012. A decrease in interest income of $1,811 or 45.4% as compared to $3,990 during the same period of 2011 was due to the decrease in the average balance of cash and cash equivalents.

Investment in unconsolidated entities over which the Company has significant influence ( 20% to 50%) are accounted for under the equity method of accounting and those entities over which the Company does not have the ability to exert significant influence (up to 20%) are accounted for under the cost method of accounting.

We had an investment loss from unconsolidated subsidiaries totaling $1,796 for the three months ended June 30, 2012. The loss decreased by $82,385 or 97.9% as compared to a loss of $84,181 during the same period of 2011. Such decrease was attributable to the dissolution of Beijing Kang Pusen Media (20% interest) which had a significant loss in 2011. The Company has applied for deregistration with the local government in January 2012 and it is pending for approval.

There were other expenses of $83,042 for the three months ended June 30, 2011.

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

We incurred income taxes of $19,962 and $983 for the three month ended June 30, 2012 and 2011, respectively.

Net income attributable to China Marketing Media Holdings, Inc.

We reported net income of $253,248 for three months ended June 30, 2012, as compared to net loss of $192,166 a year ago. The increase of $445,414 or 231.8% resulted from a reduction of operating expenses such as traveling and other sales and marketing expenses related to advertising space sales.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

The following table summarizes the results of our operations during the six months periods ended June 30, 2012 and 2011, and provides information regarding the dollar and percentage increase or (decrease) from the six month period ended June 30, 2011 to the six month period ended June 30, 2012.

	Six Months Ended June 30
Item	2012	2011	Increase (Decrease)	% Increase (%Decrease)
Revenue	$5,045,831	$6,481,761	$(1,435,930)	(22.2)%
Cost of Sales	2,039,167	2,459,227	(420,060)	(17.1)%
Gross Profit	3,006,664	4,022,534	(1,015,870)	(25.3)%
Operating Expenses	3,253,729	3,265,448	(11,719)	(0.4)%
Other Income (expense)	(2,440)	(79,723)	77,283	96.9%
Provision for Taxes	19,962	68,718	(48,759)	(71.0)%
Net Income attributable to China Marketing Media Holdings, Inc.	(269,467)	171,201	(440,668)	(257.4)%

Revenues

Our revenues for the six months ended June 30, 2012 were $5,045,831 which are $1,435,930 or 22.2%, less than the same period in 2011, when we had revenues of $6,481,761. The decrease in revenues for the six months ended June 30, 2012 was mainly due to a decrease in advertising space sales of $763,655 or 26.7% and consulting services of $702,465 or 25.0%. The management believes that the advertising space sales will continue to suffer from a soft market.

Components of Revenues

The following table shows the different components comprising our total revenues during the six month periods ended June 30, 2012 and 2011.

	Six Months Ended June 30
Revenue Category	2012	2011	Increase (Decrease)	% Increase (%Decrease)

Publishing	$845,562	$815,372	$30,190	3.7%
Advertising space sales	2,093,629	2,857,284	(763,655)	(26.7)%
Consulting service	2,106,640	2,809,105	(702,465)	(25.0)%
Total	$5,045,831	$6,481,761	$(1,435,930)	(22.2)%

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

	Six months ended June 30,
	2012	2011
Magazine advertising:
Advertising space sales	$811,523	$1,996,988
Publishing	845,562	815,372
Consulting service	111,188	226,414
Total magazine advertising sales generated from CMO, included in consolidated total	$1,768,273	$3,038,774

The CMO’s revenues for the six months ended June 30, 2012 were $1,768,273 (35% of total revenue), which is $1,270,502, or 41.8% less than the same period in 2011, when we had CMO’s revenues of $3,038,775 (46.9% of total revenue). The decrease in CMO’s revenue for the six months ended June 30, 2012 was caused by a significant drop of revenue in advertising space sales. The advertising space sales's revenue for the six months ended June 30, 2012 was $811,523, a decrease of $1,185,466 or 59.4% from $1,996,988 for the same period in 2011. The management expects a further decline in the advertising space sales in the balance of the year due to a soft market.

Cost of Sales

Our cost of sales for the six months ended June 30, 2012 and for the same period of 2011 were $2,039,167 and $2,459,227, respectively, which accounted for 40.4% and 37.9% of revenue, respectively. As a percentage of total revenues, cost of sales increased by approximately 2.5% during the applicable periods. Such decrease was primarily driven by the decrease of revenue in advertising space sales which has a high gross margin than the other segments.

Operating Expenses

Salaries and related benefits expenses amounted to $1,963,174 during the six-month period ended June 30, 2012 as compared to $1,420,369 during the same period of 2011. The increase in payroll expense by $542,805 or 38.2% was mainly attributable to an increase in headcount in Shenzhen Caina by almost 60% in anticipation of coming months of 2012 of high demand of sales in consulting sector.

SG&A

Our selling, general and administrative expenses were $1,290,555 (25.6% of total sales) and $1,845,079 (28.5% of total sales) for the six months ended June 30, 2012 and 2011, respectively. The decrease was mainly due to an overall reduction in traveling and other sales and marketing expenses related to advertising space sales.

Other Income and Expenses

Other income and expense includes interest income, investment income (loss) in unconsolidated affiliates and other income and expense not directly related to our principal operations.

Interest income represents interest earned from bank accounts with PRC financial institutions, totaling $4,813 during the six months ended June 30, 2012. There was a decrease in interest income of $75 or 1.5% as compared to $4,888 during the same period of 2011.

Investment in unconsolidated entities over which the Company has significant influence ( 20% to 50%) are accounted for under the equity method of accounting and entities over which the Company does not have the ability to exert significant influence (up to 20%) are accounted for under the cost method of accounting.

We had an investment loss from unconsolidated subsidiaries totaling $7,253 for the six months ended June 30, 2012. The loss decreased by $55,020 or 88.4% as compared to a loss of $62,273 during the same period of 2011. Such decrease was attributable to the dissolution of Beijing Kang Pusen Media (20% interest) which had a significant loss in 2011. The Company has applied for deregistration with the local government in January 2012 and it is pending for approval.

Income taxes

We incurred income taxes of $19,962 and $ 68,718 for the six months ended June 30, 2012 and 2011, respectively.

Net income attributable to China Marketing Media Holdings, Inc.

We reported net loss of $269,467 for six months ended June 30, 2012, as compared to net income of $171,201 a year ago. The decrease of $440,668 or 257.4%, resulted from a significant decrease of revenue and increase in cost of goods sold in the 1st quarter of 2012

Liquidity and Capital Resources

As of June 30, 2012, we had cash and cash equivalents of approximately $1.0 million and working capital (deficit) of $(0.7) million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report. The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the continuity of operations and realization of assets and satisfaction of liabilities and commitments in the normal course of business.

For the six months ended June 30, 2012, the Company has incurred a net loss of $269,467 and suffered from working capital deficit of $690,136. The Company plans to obtain the additional capital injection from its shareholders or external financing. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet its obligations on a timely basis.

These factors raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

Cash Flow

	Three Months Ended June 30,
	2012	2011
Net cash provided by operating activities	$96,417	$3,133,326
Net cash provided by (used in) in investing activities	(8,665)	(8,093,712)
Net cash provided by financing activities	-	164,903
Exchange rate changes in cash	4,769	103,156
Net change in cash and cash equivalents	$92,521	$(4,692,327)

Operating Activities:

Net cash provided by operating activities was approximately $0.10 million for the six months ended June 30, 2012 which was a decrease in cash inflow of approximately $2.9 million from approximately $3 million for the same period in 2011. The decrease in cash inflow was primarily attributable to a significant decrease in net income along with an increase in accounts receivable of approximately $0.21 million and prepaid expenses of approximately $0.23 million but partially offset by an increase in other payables of approximately $0.32 million.

Investing Activities:

Net cash used in investing activities was approximately $0.01 million for the six months ended June 30, 2012, a decrease in cash used of approximately $7.99 million from approximately $8.09 million net cash used in investing activities for the same period of 2011. The decrease in net cash used by investing activities was mainly attributable from net cash used in discontinued operations of approximately $4.7 million and purchase of real property of approximately of $2.9 million in 2011.

We also use cash for investing activities to make payments relating to acquisition of property, plant and equipment.

Financing Activities

There is no net cash provided or used by financing activities for the six months ended June 30, 2012. The net cash provided of $0.16 million was from the discontinued operations in the same period in 2011.

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

Currency Fluctuations

Our operating subsidiaries are located in China. All expenses of the subsidiary and revenue received from customers are incurred in China denominated in RMB as the functional currency. Based on Chinese government regulation, all foreign currencies under the category of current accounts are allowed to be freely exchanged with hard currencies. During the past years of operation through July of 2005, there were no significant changes in exchange rates. On July 21, 2005, the Chinese government changed its foreign currency exchange policy from a fixed RMB/USD exchange rate into a flexible rate under the control of the Chinese government. From August 2005 through June 2012, the value of RMB against US dollars appreciated by 22.0%, from RMB8.1/ $1 to RMB6.3/ $1.

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

•
We have allocated significant financial and human resources to strengthen the internal control structure. We have designated two full time staff members to work with several external consultants to assess our data collection, financial reporting, and control procedures and to strengthen our internal controls over financial reporting; and

•
We have and continue to search for suitable candidates to serve as independent directors on our Board of Directors and on the Audit (or other standing committee thereof) Committee, who are financially literate, and to contain at least one member who is a “financial expert” as that term is defined in the SEC’s rules. We intend to have our Audit Committee meet at least once every quarter, prior to the release of that periods’ financial statements, to, among other things, discuss, with management and our independent auditors, prior to the release of each periods’ financial statements, the financial statements themselves, significant accounting policies and estimates, our internal controls, and the scope and findings of the work performed by our independent auditor in its audit or review of the financial statements. We estimate that we need to elect at least two additional directors that meet the independence requirements and intend to complete this search in the near future. On June 1, 2012, at its meeting, the Board of Directors appointed Shuang Li Cai as a Board member of the Company. The effective date of the appointment is June 4, 2012.

We believe that the foregoing steps, when completed, will cure the significant deficiencies identified above. We will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Changes in Internal Control Over Financial Reporting

Other than described above, there have been no changes in our internal control over financial reporting during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RISKS RELATING TO OUR BUSINESS

The Company has incurred a significant loss during the six months ended June 30, 2012 and there is substantial doubt as to our ability to continue as a going concern.

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the continuity of operations and realization of assets and satisfaction of liabilities and commitments in the normal course of business. For the six months ended June 30, , 2012, the Company has incurred a net loss of $269,467 and suffered from working capital deficit of $690,136. The Company plans to obtain the additional capital injection from its shareholders or external financing. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet its obligations on a timely basis. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As discussed in Note 4 of the financial statements, a significant portion of the Company’s operations is derived from and depends upon an agreement with CMO. For the six-month period ended June 30, 2012, CMO’s $0.93 million revenue represented approximately 55.8% of the Company’s total revenue. The Company is striving to diversify its revenue sources by offering new product lines and seeking acquisition. The Company cannot provide any assurance that it will be successful in achieving sufficient diversification in the near future, if at all.

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

During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2011, management identified significant deficiencies related to our U.S. GAAP expertise, internal audit functions and the absence of Audit Committee, as of that date.  The current staff in the accounting department of the subsidiaries is relatively new to U.S. GAAP and internal control procedures and needs substantial additional training so as to meet with the higher demands of being a U.S. public company.  The significant deficiency in internal audit function is also due to the Company’s lack of sufficient qualified resources to perform internal audit functions.  We have taken steps to address these deficiencies. However, as of the end of the six-month period  ended June 30, 2012, these deficiencies remain, which, in turn, could adversely affect our operations and investor confidence.

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

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions.  As of July 31, 2012, the closing price for our common stock was $0.15 per share and therefore, it is designated a “penny stock.”  As a “penny stock”, our common stock may become subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule”. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses).  For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale.  As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-month period ended June 30, 2012, we made no unregistered sales of our equity securities; nor were there any repurchases of our equity securities during the same period.

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
Date: August 13, 2012

	By:	/s/ Yingsheng Li
Yingsheng Li, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2012

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