Form 10-Q
period 2012-09-30
China Marketing Media Holdings, Inc.
filed 2012-11-14
CIK 1353307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of October 31, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, no par value	28,686,002

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA MARKETING MEDIA HOLDINGS, INC.
(Unaudited)
Condensed Consolidated Financial Statements
For The Three And Nine Months Ended September 30, 2012

CHINA MARKETING MEDIA HOLDINGS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	F-2

Condensed Consolidated Statements of Operations And Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2012 and 2011 (Unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 (Unaudited)	F-4

Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2012 (Unaudited)	F-5

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-6 – F-19

CHINA MARKETING MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,287,960	$909,534
Accounts receivable, net	291,762	41,322
Prepaid expenses	244,051	168,922
Investment held-to-maturity	947,269	-

Total current assets	2,771,042	1,119,778

Non-current assets:
Investments – equity method	2,184,235	2,186,808
Related party receivables – affiliates	5,171,427	5,463,404
Other receivables	3,197,124	3,482,126
Investment held-to-maturity	-	1,259,386
Deposit on purchase of real estate	3,055,510	3,046,707
Property, plant and equipment, net	1,200,665	1,178,185
License agreement, net	225,130	356,953

Total non-current assets	15,034,091	16,973,569

TOTAL ASSETS	$17,805,133	$18,093,347

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$414,213	$365,223
Accrued expenses and levies	665,296	522,945
Deferred revenues	1,506,900	1,401,046
Taxes payable	-	78,097
Other payable	1,087,823	767,936

Total liabilities	3,674,232	3,135,247

Commitments and contingencies

Equity:
China Marketing Media Holdings, Inc. stockholders’ equity:
Common stock, no par value, 100,000,000 shares authorized, 28,686,002 shares issued and outstanding	1,112,546	1,112,546
Additional paid-in capital	165,000	165,000
Retained earnings	9,437,215	10,309,061
Accumulated other comprehensive income	3,416,140	3,371,493

Total equity	14,130,901	14,958,100

TOTAL LIABILITIES AND EQUITY	$17,805,133	$18,093,347

See accompanying notes to condensed consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Revenue, net	$1,950,237	$2,786,642	$6,996,068	$9,268,403

Cost of revenue	(992,323)	(1,343,921)	(3,031,490)	(3,803,148)

Gross profit	957,914	1,442,721	3,964,578	5,465,255

Operating expenses:
Salaries and related benefits expenses	(775,277)	(760,859)	(2,738,451)	(2,181,228)
General and administrative	(784,429)	(651,462)	(2,074,984)	(2,496,541)

Total operating expenses	(1,559,706)	(1,412,321)	(4,813,435)	(4,677,769)

(Loss) income from operations	(601,792)	30,400	(848,857)	787,486

Other income (expense):
Interest income	1,060	1,772	5,873	6,660
Loss in equity investment	(1,647)	(403)	(8,900)	(62,676)
Other income	-	40,290	-	17,952

Total other income (expenses)	(587)	41,659	(3,027)	(38,064)

(Loss) income from continuing operations before income taxes	(602,379)	72,059	(851,884)	749,422

Income tax expense	-	(1,364)	(19,962)	(70,082)

(Loss) income from continuing operations, net of tax	(602,379)	70,695	(871,846)	679,340

Discontinued operations, net of tax	-	(194,694)	-	(632,138)

NET (LOSS) INCOME	(602,379)	(123,999)	$(871,846)	$47,202

Other comprehensive (loss) income:
- Unrealized loss on securities available-for-sale	-	(61,535)	-	(43,732)
- Foreign currency translation (loss) gain	(33,237)	207,414	44,647	689,765

COMPREHENSIVE (LOSS) INCOME	$(635,616)	$21,880	$(827,199)	$693,235

Earnings per share – basic and diluted:
(Loss) income from continuing operations attributable to China Marketing Media Holdings, Inc. common stockholders	$(0.02)	$0.00	$(0.03)	$0.02
Discontinued operations attributable to China Marketing Media Holdings, Inc. common stockholders	$-	$(0.01)	$-	$(0.02)
Net (loss) income attributable to China Marketing Media Holdings, Inc. common stockholders	$(0.02)	$(0.00)	$(0.03)	$0.00

Weighted average common stock outstanding – basic and diluted	28,686,002	28,686,002	28,686,002	28,686,002

See accompanying notes to condensed consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(871,846)	$47,202
Less: net loss from discontinued operations	-	(632,138)
Net (loss) income from continuing operations	(871,846)	679,340
Adjustments to reconcile (loss) income from continuing operations to net cash (used in) provided by operating activities:
Amortization and depreciation	261,057	206,650
Allowance for doubtful accounts	290	107,593
Equity investment loss from unconsolidated subsidiaries	8,900	62,676
Loss on disposal of property, plant and equipment	-	5,347
Changes in operating assets and liabilities:
Accounts receivable	(250,871)	40,808
Prepaid expenses	(76,360)	113,277
Other receivables	295,369	(1,116,077)
Advance to suppliers	-	(1,110,035)
Accounts payable	47,985	44,525
Accrued expenses	141,518	103,168
Deferred revenues	101,911	1,124,426
Taxes payable	(78,404)	(169,879)
Other payable	317,998	295,027
Deferred tax liability	-	(28,790)
Net cash (used in) provided by operating activities – continuing operations	(102,453)	358,056
Net cash used in discontinued operations	-	(329,493)
Net cash (used in) provided by operating activities	(102,453)	28,563

Cash flows from investing activities:
Repayment from affiliates	308,080	3,633,617
Purchase of property, plant and equipment	(145,521)	(166,240)
Deposit on purchase of real estate	-	(2,974,726)
Proceeds from disposal of a subsidiary	-	153,704
Proceeds from investment held-to-maturity	316,083	-
Purchase of investment held-to-maturity	-	(307,408)
Purchase of intangible assets	-	(70,089)
Net cash provided by investing activities – continuing operations	478,642	268,858
Net cash used in discontinued operations	-	(4,792,500)
Net cash provided by (used in) investing activities	478,642	(4,523,642)

Cash flows from financing activities:
Net cash used in discontinued operations	-	(919,863)
Net cash used in financing activities	-	(919,863)

Effect of exchange rate changes in cash and cash equivalents	2,237	148,839

NET CHANGE IN CASH AND CASH EQUIVALENTS	378,426	(5,266,103)

BEGINNING OF PERIOD	909,534	7,177,767

END OF PERIOD	1,287,960	1,911,664

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$19,955	$70,082
Cash paid for interest	$-	$163,292

See accompanying notes to condensed consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Common stock		Retained	Additional	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	earnings	paid-in capital	income	equity

Balance as of January 1, 2012	28,686,002	$1,112,546	$10,309,061	$165,000	$3,371,493	$14,958,100

Net loss for the period	-	-	(871,846)	-	-	(871,846)

Foreign currency translation adjustment	-	-	-	-	44,647	44,647

Balance as of September 30, 2012	28,686,002	$1,112,546	$9,437,215	$165,000	$3,416,140	$14,130,901

See accompanying notes to condensed consolidated financial statements.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012
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

As the Company disposed its subsidiaries mentioned above, all financial information for the nine months ended September 30, 2011 presented in the condensed consolidated financial statements have been reclassified to give effect to the discontinued operations.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012
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

As of September 30, 2012, the Company has suffered from working capital deficit of $903,190. For the nine months ended September 30, 2012, the Company has incurred a net loss of $871,846. The Company plans to obtain the additional capital injection from its shareholders or external financing. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet its obligations on a timely basis.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012
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

For the nine months ended September 30, 2012 and 2011, the Company provided allowance for doubtful accounts of $290 and $107,593, respectively. As of September 30, 2012 and December 31, 2011, the allowance for doubtful accounts was $125,856 and $125,204, respectively.

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

Property, plant and equipment consist of the following:

	September 30, 2012	December 31, 2011

Buildings	$916,079	$913,440
Motor vehicles	538,551	403,053
Furniture and equipment	62,044	61,865
Computer equipment	195,785	184,216
	1,712,459	1,562,574
Less: accumulated depreciation	(511,794)	(384,389)

Property, plant and equipment, net	$1,200,665	$1,178,185

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012
(Unaudited)

Depreciation expense for the three months ended September 30, 2012 and 2011 was $43,655 and $41,731, respectively.

Depreciation expense for the nine months ended September 30, 2012 and 2011 was $126,424 and $105,967, respectively.

Long-lived assets of the Company are reviewed annually to assess whether the carrying value has become impaired according to the guidelines established in the ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”. No impairment of assets was recorded as of September 30, 2012.

●   Intangible assets

In accordance with ASC Topic 350-50, “General Intangibles Other Than Goodwill”, goodwill amounts are not amortized, but rather are tested for impairment at least annually. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives, which are the ten years of the "license agreement" and the five years of the integrated office system. The carrying amount of the asset is reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. No intangible asset impairment charges are deemed necessary for the nine months ended September 30, 2012 and 2011.

Amortization expense of the various license agreements included in cost of revenue for the three months ended September 30, 2012 and 2011 was $43,518 and $35,541, respectively.

Amortization expense of the various license agreements included in cost of revenue for the nine months ended September 30, 2012 and 2011 was $134,633 and $100,683, respectively.

As of September 30, 2012, the estimated future annual amortization expenses related to the license agreements for the balance of the agreements in the next four years are as follows:

Years ending September 30:
2013	$174,633
2014	27,698
2015	14,399
2016	8,400

Total:	$225,130

●   Long-term investments

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012
(Unaudited)

(a)	Shenzhen Keungxi Technology Company Ltd. ("SKTC")

SKTC was incorporated in China in October 2005. Its business scope includes, among others, sales and development of computer software, and computer and communication systems. It also provides information system consulting services. The Company, through Shenzhen Media, holds 48% of the equity interest of SKTC and three individual shareholders, Wengao Luo, Xi Chen and Bin Li own the remaining 21.5%, 21.5% and 9% equity interest of SKTC, respectively and accounts for the investment using the equity method. As of September 30, 2012 and December 31, 2011, the investment cost was $0.

(b)	Shenzhen Directory Marketing Management Co. Ltd (“SDMM”)

SDMM was incorporated in China in September 2010 and is mainly engaged in providing advertising services, business enterprises marketing planning services and information system consulting services. The Company, through Shenzhen Media, holds 30% of the equity interest of SDMM and one individual shareholder, Ge Zhihong, owns the remaining 70% equity interest of SDMM, respectively, and accounts for the investment using the equity method.

Balance as of December 31, 2011	$2,186,808
Investment loss (30%) for the period	(8,900)
Exchange difference	6,327

Balance as of September 30, 2012	$2,184,235

(c)	Beijing Guangrun Lingzhi International Advertising Co. Ltd. (“BJGL”)

BJGL was incorporated in China in November 2010 and is mainly engaged in providing advertising services. The Company, through Beijing Media, holds 40% of the equity interest of BJGL and one corporate shareholder, Highlight Consulting Co., Ltd., and two individual shareholders, Tianyou Cai and Tieying Luo, own the remaining 40%, 10% and 10% equity interest of BJGL, respectively, and accounts for the investment using the equity method. As of September 30, 2012 and December 31, 2011, the investment cost was $0.

(d)	Beijing Kang Pusen Media Consultation Planning Co., Ltd. (“BJKP”)

BJKP was incorporated in China in March 2008 and is mainly engaged in providing sales training services. The Company, through Shenzhen New Media, holds 20% of the equity interest of BJKP and four individual shareholders, Xiaofang Wang, Yi Rong, Qiang Zhao and Lijie Wang, own the remaining 50%, 10%, 10% and 10% equity interest of BJKP, respectively, and accounts for the investment using the equity method. As of September 30, 2012 and December 31, 2011, the investment cost was $0. The Company has applied for deregistration with the local government in January 2012 and it was approved by the local government by October 9, 2012.

(e)	Beijing Orient Converge Human Resources Management Center Co. Ltd (“BJOC”)

BJOC was incorporated in China in October 2004 and is mainly engaged in providing consultation, professional training and relevant sale and marketing services to business enterprises in China. The Company, through SNMC, owns 10% equity interest of BJOC and accounts for this investment using the cost method. As of September 30, 2012 and December 31, 2011, the investment cost was $0.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012
(Unaudited)

●   Investment held-to-maturity

Investment in unit trusts in the PRC, which the Company has the intent and ability to hold to maturity are reported at amortized cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

●   Prepayment on purchase of real estate

The deposit in the amount of $3,055,510 is equivalent to the total purchase price for the residential units in Shenzhen City, Guangdong Province, the PRC which will be used for staff quarters.

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

The Company recognizes revenues for the advertising sales and consulting service ratably over the periods when the customer's advertisements are published and services are provided. Total revenue from the advertising sales is $3,082,225 and $4,153,656 for the nine months ended September 30, 2012 and 2011, respectively. Total revenue from marketing consulting service is $2,720,607 and $3,853,204 for the nine months ended September 30, 2012 and 2011, respectively.

The Company recognizes revenue from the publishing of the above magazines when the risks and rewards of ownership of the goods have transferred to the customer, which is usually on delivery or when title passes. Total revenue from the publishing business is $1,193,236 and $1,261,543 for the nine months ended September 30, 2012 and 2011, respectively.

An analysis of the Company’s revenues by products is as follows:

	Three months ended September 30,
	2012	2011
Magazine advertising:
Advertising pages sales	$988,596	$1,296,372
Marketing consulting service	613,967	1,044,099
Publishing	347,674	446,171

Total revenue	$1,950,237	$2,786,642

	Nine months ended September 30,
	2012	2011
Magazine advertising:
Advertising pages sales	$3,082,225	$4,153,656
Marketing consulting service	2,720,607	3,853,204
Publishing	1,193,236	1,261,543

Total revenue	$6,996,068	$9,268,403

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012
(Unaudited)

●   Earnings per share

Basic earnings per common share ("EPS") are calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive securities, such as stock options and warrants. For the three and nine months ended September 30, 2012 and 2011, the Company did not have any potentially dilutive securities.

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

The Company has recorded no deferred tax assets as of September 30, 2012 and December 31, 2011, respectively. For the three and nine months ended September 30, 2012 and 2011, the Company did not have any interest and penalties associated with any tax positions. As of September 30, 2012, the Company did not have any significant unrecognized uncertain income tax positions.

The Company conducts a major portion of its business in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority. For the nine months ended September 30, 2012, the Company filed and cleared a 2011 tax return with its local tax authority in the PRC.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012
(Unaudited)

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012
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

In connection with the agreement with CMO, the Company has generated the following operating results as part of the agreement:

	Three months ended September 30,
	2012	2011
Magazine advertising:
Advertising pages sales	$476,575	$593,396
Consulting service	43,086	50,951
Publishing	347,673	446,171

Total magazine advertising sales generated from CMO, included in consolidated total	867,334	1,090,518
Cost of revenue	(384,764)	(566,640)

Gross profit	482,570	523,878
Salaries and related benefits expenses	(171,300)	(157,274)
General and administrative expenses	(443,937)	(234,012)
Interest income	200	316
Other income	-	40,290

Net (loss) income generated from CMO, included in net (loss) income	$(132,467)	$173,198

	Nine months ended September 30,
	2012	2011
Magazine advertising:
Advertising pages sales	$1,288,098	$2,590,384
Consulting service	154,274	277,365
Publishing	1,193,235	1,261,543

Total magazine advertising sales generated from CMO, included in consolidated total	2,635,607	4,129,292
Cost of revenue	(1,171,442)	(1,586,875)

Gross profit	1,464,165	2,542,417
Salaries and related benefits expenses	(549,489)	(483,941)
General and administrative expenses	(964,258)	(1,110,710)
Interest income	2,270	2,830
Other income	-	101,376

Net (loss) income generated from CMO, included in net (loss) income	$(47,312)	$1,051,972

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012
(Unaudited)

As of September 30, 2012, related party receivables represented loans receivable from CMO, SDMM and the affiliates of SCBCC of $2,968,076, $1,974,167 and $229,184, respectively, which are unsecured, and non-interest bearing. These loans have no fixed repayment schedule and are receivable on demand.

NOTE – 5            OTHER RECEIVABLES

Other receivables consisted of:

	September 30, 2012	December 31, 2011

Advances to third parties	$2,273,589	$2,307,272
Advances to employees	875,954	1,171,539
Rental deposits	34,214	-
Others	13,367	3,315

	$3,197,124	$3,482,126

NOTE – 6            INVESTMENTS HELD-TO-MATURITY

	September 30, 2012	December 31, 2011
Investment in unit trust in the PRC, held to maturity:
- Maturity in July 2012 with an interest rate of 9.5% per annum	$-	$787,116
- Maturity in September and November 2012 with an interest rate of 9% per annum	473,634	472,270
- Maturity in May 2013 with an interest rate of 11% per annum	157,879	-
- Maturity in June 2013 with an interest rate of 9% per annum	315,756	-

	947,269	1,259,386
Less: current portion	(947,269)	-

Investments in unit trust, non-current portion	$-	$1,259,386

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012
(Unaudited)

NOTE – 7            DEPOSIT ON PURCHASE OF REAL ESTATE

On January 18, 2011, the Company entered into a real estate property purchase agreement (the “Agreement”) with an independent party namely, Shenzhen Wan Jiang Investment Co., Ltd. (“Wan Jiang”) to purchase various residential units in Shenzhen City, Guangdong Province, the PRC with a consideration of $3,055,510 (equivalent to RMB 19,353,600). As of September 30, 2012, the transfer of the title has not yet occurred because the property developer has postponed the delivery of real estate property. The Company believes that the title of real estate property will be received in the next twelve months. The Company intends to use this property as staff quarters.

NOTE – 8            INCOME TAXES

United States

The Company was incorporated in the United States of America and is subject to U.S. tax law. No provisions for income taxes have been made as the Company has no U.S. taxable income for the periods presented. The applicable income tax rates for the Company for the nine months ended September 30, 2012 and 2011 are 34%.

British Virgin Islands

The Company’s subsidiary, Media Challenge was incorporated in the British Virgin Islands and is not subject to income taxes under the current laws of the British Virgin Islands.

PRC

The Company’s subsidiaries in the PRC are currently subject to income taxes according to applicable tax laws in the PRC. The tax rates are 15% for SNMC, 25% for BMMCC, SCBCC and BCXMLC and 0% for CMO. The provision for current income taxes for the nine months ended September 30, 2012 and 2011 was $19,962 and $70,082, respectively.

CMO is entitled to a full tax exemption under the specialized industry tax rules. Other subsidiaries’ income tax rates range from 15% to 25%. A reconciliation of income before income taxes to the effective tax rate as follows:

	Nine months ended September 30,
	2012	2011

(Loss) income before income taxes from the PRC operation	$(841,652)	$278,992
PRC income tax rate	25%	25%
Income tax (credit) expense computed at statutory rate	(210,413)	69,748
Tax effect of non-deductible items	(5,833)	(84,590)
Effect of tax exemption credit on CMO	-	(262,993)
Tax adjustments in prior years	10,539	5,099
Net operating loss not recognized as deferred assets	225,669	342,818

Income tax expense at effective rate	$19,962	$70,082

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012
(Unaudited)

(b)         Deferred tax liabilities

There is no material unrecognized tax benefit as of September 30, 2012 and December 31, 2011.

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

(b)          Major customers

For the three and nine months ended September 30, 2012 and 2011, there is no single customer who accounts for 10% or more of revenues.

(c)          Major vendors

For the three and nine months ended September 30, 2012 and 2011, there is no single vendor who accounts for 10% or more of purchases.

(d)          Major distribution agents for the publishing business

For the three months ended September 30, 2012 and 2011, approximately 71% and 59% of the Company’s sales are generated from its 4 major sales agents in the PRC, respectively.

For the nine months ended September 30, 2012 and 2011, approximately 67% and 54% of the Company’s sales are generated from its 4 major sales agents in the PRC, respectively.

The representatives solicited advertising from the general public in their designated geographic territory.

CHINA MARKETING MEDIA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012
(Unaudited)

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

NOTE – 11          COMMITMENTS AND CONTINGENCIES

(a)          Operating lease commitments

The Company is committed to lease various office spaces under several non-cancelable operating agreements in a term ranging from 1 to 3 years, with fixed monthly rentals, expiring between May 2012 and October 2014. Costs incurred under these operating leases are recorded as rent expense and totaled approximately $313,040 and $273,030 for the nine months ended September 30, 2012 and 2011.

As of September 30, 2012, future minimum rent payments due under the remaining term of the various non-cancelable operating leases in the next three years are as follows:

Year ending September 30:
2013	$251,650
2014	75,071
2015	1,736

Total:	$328,457

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; and any statements of belief or intention. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward looking-statements. Such risks and uncertainties include any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on April 16, 2012 and subsequent SEC filings, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

Certain Terms

Except where the context otherwise requires and for the purposes of this report only:

●	“BVI” refers to the British Virgin Islands;

●	“China,” “Chinese” and “PRC” refer to the People’s Republic of China and do not include Taiwan and the special administrative regions of Hong Kong and Macao;

●	“China Marketing Media,” “the Company,” “we,” “us,” and “our” refer to China Marketing Media Holdings, Inc. and its subsidiaries;

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

●	“Media Challenge” refers to Media Challenge Holdings, Limited, our direct, wholly-owned BVI subsidiary;

●	“RMB” refers to Renminbi, the legal currency of China;

●	“CMO” refers to our affiliate, Sale and Marketing Publishing House;

●	“SEC” refers to the United States Securities and Exchange Commission;

●	“Securities Act” refers to the Securities Act of 1933, as amended;

●	“SNMC” refers to Shenzhen New Media Consulting Co., Ltd.;

●	“SCBCC” refers to Shenzhen Caina Brand Consultant Company;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States.

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

We do not maintain a corporate website, but we utilize http://www.cmmo.com.cn for the sale and promotion of the magazines we publish.

Third Quarter Financial Performance Highlights

The following are some financial highlights for the third quarter of 2012:

●	Revenues: Our revenues were approximately $1.95 million for the third quarter of 2012, a decrease of 30.0% from the same quarter a year ago.
●	Gross Margin: Gross margin was 49.1% for the third quarter of 2012, as compared to 51.8% for the same quarter in 2011.
●	Operating Expenses: Operating expenses were approximately $1.60 million for the third quarter 2012, an increase of approximately 10.4% from approximately $1.41 million of the same period of 2011.
●
Net Income (Loss) attributable to China Marketing Media Holdings, Inc.: Net income (loss) was approximately ($0.60) million for the third quarter of 2012, an increase of 385.8% from the same period of last year.

●	Fully diluted loss per share was ($0.02) for the third quarter of 2012, as compared to ($0.00) for the third quarter ended September 30, 2011.

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

During the three-month period ended September 30, 2012, we generated all of our revenues through sales of our magazines, sales of advertising space in our magazines and providing sales, and marketing consulting services. The following table summarizes the results of our operations during the three month periods ended September 30, 2012 and 2011, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the three month period ended September 30, 2011 to the three month period ended September 30, 2012.

	Three Months Ended September 30
Item			Increase	% Increase
	2012	2011	(Decrease)	(%Decrease)
Revenue	$1,950,237	$2,786,642	$(836,405)	(30.0)%
Cost of Sales	992,323	1,343,921	(351,598)	(26.2)%
Gross Profit	957,914	1,442,721	(484,807)	(33.6)%
Operating Expenses	1,559,706	1,412,321	147,385	10.4%
Other Income (expense)	(587)	41,659	(42,246)	101.4%
Provision for Taxes	-	1,364	(1,364)	(100.0)%
Net Loss attributable to China Marketing Media Holdings, Inc.	(602,379)	(123,999)	(478,380)	385.8%

Revenues

Our revenues for the three months ended September 30, 2012 were $1,950,237 which are $836,405 or 30%, less than the same period in 2011, when we had revenues of $2,786,642. The decrease in revenues for the three months ended September 30, 2012 was mainly due to a decrease in Advertising Space Sales of $307,776 or 23.7% and Consulting Services of $430,132 or 41.2%. The management believes that the Advertising Space Sales will continue to suffer from continuously low market demand.

Components of Revenues

The following table shows the different components comprising our total revenues during the three month periods ended September 30, 2012 and 2011.

	Three Months Ended September 30
Revenue Category			Increase	% Increase
	2012	2011	(Decrease)	(%Decrease)

Publishing	$347,674	$446,171	$(98,497)	(22.1)%
Advertising space sales	988,596	1,296,372	(307,776)	(23.7)%
Consulting service	613,967	1,044,099	(430,132)	(41.2)%
Total	$1,950,237	$2,786,642	$(836,405)	(30.0)%

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

On October 23, 2003, Shenzhen Media Investment Co., Ltd. entered into a 10-year agreement with CMO in exchange for a right to oversee the operation and strategic planning of advertising, publishing, and staff training for the magazines that are published by CMO. This right was transferred to Shenzhen New Media Consulting Co., Ltd. on November 20, 2004. The Company has generated the following revenue as part of the agreement:

	Three months ended September 30,
	2012	2011
Magazine advertising:
Advertising space sales	$476,575	$593,396
Publishing	347,673	446,171
Consulting service	43,086	50,951
Total magazine advertising sales generated from CMO, included in consolidated total	$867,334	$1,090,518

The CMO’s revenues for the three months ended September 30, 2012 were $867,334 (44.5% of total revenue), which is $223,184, or 20.5% less than the same period in 2011, when we had CMO’s revenues of $1,090,518 (39.1% of total revenue). The decrease in CMO’s revenue for the three months ended September 30, 2012 was caused by a significant drop of revenue in advertising space sales. The advertising space sales's revenue for the three months ended September 30, 2012 was $476,575, a decrease of $116,821 or 19.7% from $593,396 for the same period in 2011. The management expects a further decline in the advertising space sales in the balance of the year due to a soft market.

Cost of Sales

Our cost of sales for the three months ended September 30, 2012 and for the same period of 2011 were $992,323 and $1,343,921, respectively, which accounted for 50.9% and 48.2% of revenue, respectively. As a percentage of total revenues, cost of sales increased by approximately 2.7% of revenues during the applicable periods. The marginal increase was primarily due to the overall increase in cost of goods sold.

Operating Expenses

Salaries and related benefits expenses amounted to $775,277 during the three-month period ended September 30, 2012 as compared to $760,859 during the same period of 2011. The increase in payroll expense by $14,418 or 1.9% was mainly attributable to increased salaries in the beginning of 2012.

SG&A

Our selling, general and administrative expenses were $784,429 (40.2% of total sales) and $651,462 (23.4% of total sales) for the three months ended September 30, 2012 and 2011, respectively. Such increase was mainly due to a 27% increase in SG&A from Beijing Media which held an additional promotional convention in the 3rd quarter of 2012.

Other Income and Expenses

Other income and expense includes interest income, investment income (loss) in unconsolidated affiliates and other income and expense not directly related to our principal operations.

Interest income represents interest earned from bank accounts with PRC financial institutions, totaling $1,060 during the three months ended September 30, 2012. A decrease in interest income of $712 or 40.2% as compared to $1,772 during the same period of 2011 was due to the decrease in the average balance of cash and cash equivalents.

Investment in unconsolidated entities over which the Company has significant influence are accounted for under the equity method of accounting and those entities over which the Company does not have the ability to exert significant influence (up to 20%) are accounted for under the cost method of accounting.

We had an investment loss from unconsolidated subsidiaries totaling $1,647 for the three months ended September 30, 2012. The loss increased by $1,244 or 308.7% as compared to a loss of $403 during the same period of 2011.

There was other income of $40,290 for the three months ended September 30, 2011.

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

We incurred $0 and $1,364 income taxes  for the three month ended September 30, 2012 and 2011, respectively.

Net income attributable to China Marketing Media Holdings, Inc.

We reported net loss of $602,379 for three months ended September 30, 2012, as compared to net loss of $123,999 a year ago. The increased loss of $478,380 or 385.8% resulted from a decrease of revenue and increase in cost of goods sold.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

The following table summarizes the results of our operations during the nine months periods ended September 30, 2012 and 2011, and provides information regarding the dollar and percentage increase or (decrease) from the nine month period ended September 30, 2011 to the nine month period ended September 30, 2012.

	Nine Months Ended September 30
Item			Increase	% Increase
	2012	2011	(Decrease)	(%Decrease)
Revenue	$6,996,068	$9,268,403	$(2,272,335)	(24.5)%
Cost of Sales	3,031,490	3,803,148	(771,658)	(20.3)%
Gross Profit	3,964,578	5,465,255	(1,500,677)	(27.5)%
Operating Expenses	4,813,435	4,677,769	135,666	2.9%
Other Income (expense)	(3,027)	(38,064)	35,037	92.0%
Provision for Taxes	19,962	70,082	(50,120)	(71.5)%
Net Loss attributable to China Marketing Media Holdings, Inc.	(871,846)	47,202	(919,048)	(1,947.1)%

Revenues

Our revenues for the nine months ended September 30, 2012 were $6,996,068 which are $2,272,335 or 24.5%, less than the same period in 2011, when we had revenues of $9,268,403. The decrease in revenues for the nine months ended September 30, 2012 was mainly due to a combination of the decrease in Advertising Space Sales of $1,071,431 or 25.8% and Consulting Services of $1,132,597 or 29.4%. The management believes that the Advertising Space Sales will continue to suffer from continuously low market demand.

Components of Revenues

The following table shows the different components comprising our total revenues during the nine month periods ended September 30, 2012 and 2011.

	Nine Months Ended September 30
Revenue Category			Increase	% Increase
	2012	2011	(Decrease)	(%Decrease)

Publishing	$1,193,236	$1,261,543	$(68,307)	(5.4)%
Advertising space sales	3,082,225	4,153,656	(1,071,431)	(25.8)%
Consulting service	2,720,607	3,853,204	(1,132,597)	(29.4)%
Total	$6,996,068	$9,268,403	$(2,272,335)	(24.5)%

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

	Nine months ended September 30,
	2012	2011
Magazine advertising:
Advertising space sales	$1,288,098	$2,590,384
Publishing	1,193,235	1,261,543
Consulting service	154,274	277,365
Total magazine advertising sales generated from CMO, included in consolidated total	$2,635,607	$4,129,292

The CMO’s revenues for the nine months ended September 30, 2012 were $2,635,607 (37.7% of total revenue), which is $1,493,685, or 36.2% less than the same period in 2011, when we had CMO’s revenues of $4,129,292 (44.6% of total revenue). The decrease in CMO’s revenue for the nine months ended September 30, 2012 was caused by a significant drop of revenue in advertising space sales. The advertising space sales's revenue for the nine months ended September 30, 2012 was $1,288,098, a decrease of 1,302,286 or 50.3% from $2,590,384 for the same period in 2011. The management expects a further decline in the advertising space sales in the balance of the year due to a soft market.

Cost of Sales

Our cost of sales for the nine months ended September 30, 2012 and for the same period of 2011 were $3,031,490 and $3,803,148, respectively, which accounted for 43.3% and 41% of revenue, respectively. As a percentage of total revenues, cost of sales increased by approximately 2.3% of revenues during the applicable periods. The marginal increase was primarily due to the overall increase in cost of goods sold.

Operating Expenses

Salaries and related benefits expenses amounted to $2,738,451 during the nine-month period ended September 30, 2012 as compared to $2,181,228 during the same period of 2011. The increase in payroll expense by $557,223 or 25.5% was mainly attributable to an increase in headcount in Shenzhen Caina by almost 37% in anticipation of coming months of 2012 of high demand of sales in consulting sector.

SG&A

Our selling, general and administrative expenses were $2,074,984 (29.7% of total sales) and $2,496,541 (26.9% of total sales) for the nine months ended September 30, 2012 and 2011, respectively. An increase of 2.8% of total sales was mainly due to a 27% increase in SG&A from Beijing Media which held an additional promotional convention in the 3rd quarter of 2012.

Other Income and Expenses

Other income and expense includes interest income, investment income (loss) in unconsolidated affiliates and other income and expense not directly related to our principal operations.

Interest income represents interest earned from bank accounts with PRC financial institutions, totaling $5,873 during the nine months ended September 30, 2012, a decrease in interest income of $787 or 11.8% as compared to $6,660 during the same period of 2011was due to the decrease in the average balance of cash and cash equivalents.

Investment in unconsolidated entities over which the Company has significant influence are accounted for under the equity method of accounting and entities over which the Company does not have the ability to exert significant influence (up to 20%) are accounted for under the cost method of accounting.

We had an investment loss from unconsolidated subsidiaries totaling $8,900 for the nine months ended September 30, 2012. The loss decreased by $53,776 or 85.8% as compared to a loss of $62,676 during the same period of 2011. Such decrease was attributable to the dissolution of Beijing Kang Pusen Media (20% interest) which had a significant loss in 2011. The Company has applied for deregistration with the local government in January 2012 which was approved by the local government on October 9, 2012.

Income taxes

We incurred income taxes of $19,962 and $ 70,082 for the nine months ended September 30, 2012 and 2011, respectively.

Net income attributable to China Marketing Media Holdings, Inc.

We reported net loss of $871,846 for nine months ended September 30, 2012, as compared to net income of $47,202 a year ago. The decrease of $919,048 or 1,947.1% resulted from a significant decrease in revenue and increase in cost of goods sold in the 1st and 3rd quarter of 2012. The slow down economy in China especially in publishing sector has began taking a huge toll in our business.

Liquidity and Capital Resources

As of September 30, 2012, we had cash and cash equivalents of approximately $1.3 million and working capital (deficit) of $(0.9) million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report. The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the continuity of operations and realization of assets and satisfaction of liabilities and commitments in the normal course of business.

For the nine months ended September 30, 2012, the Company has incurred a net loss of $871,746 and suffered from working capital deficit of $903,190. The Company plans to obtain the additional capital injection from its shareholders or external financing. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet its obligations on a timely basis.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

Cash Flow

	Nine Months Ended September 30,
	2012	2011
Net cash (used in) provided by operating activities	$(102,453)	$28,563
Net cash provided by (used in) in investing activities	478,642	(4,523,642)
Net cash (used in) financing activities	-	(919,863)
Exchange rate changes in cash	2,237	148,839
Net change in cash and cash equivalents	$378,426	$(5,266,103)

Operating Activities:

Net cash used in operating activities was approximately $0.10 million for the nine months ended September 30, 2012 which was an increase in cash outflow of approximately $0.13 million from the net cash provided of approximately $0.029 million for the same period in 2011. The increase in cash outflow was primarily attributable to a significant decrease in net income along with an increase in accounts receivable of approximately $0.25 million and prepaid expenses of approximately $0.07 million but partially offset by an increase in other payables of approximately $0.32 million.

Investing Activities:

Net cash provide by investing activities was approximately $0.48 million for the nine months ended September 30, 2012, an increase in cash provided of approximately $4.98 million from approximately $4.5 million net cash used in investing activities for the same period of 2011. The increase in net cash provided by investing activities was mainly attributable from net cash used in discontinued operations of approximately $4.8 million and purchase of real property of approximately of $2.9 million in 2011.

We also use cash for investing activities to make payments relating to acquisition of property, plant and equipment.

Financing Activities

There was no net cash provided or used by financing activities for the nine months ended September 30, 2012. The net cash used of $0.9 million from the discontinued operations in the same period in 2011.

The management has considered taking out a loan against business assets if needed.

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

Currency Fluctuations

Our operating subsidiaries are located in China. All expenses of the subsidiary and revenue received from customers are incurred in China denominated in RMB as the functional currency. Based on Chinese government regulation, all foreign currencies under the category of current accounts are allowed to be freely exchanged with hard currencies. During the past years of operation through July of 2005, there were no significant changes in exchange rates. On July 21, 2005, the Chinese government changed its foreign currency exchange policy from a fixed RMB/USD exchange rate into a flexible rate under the control of the Chinese government. From August 2005 through September 2012, the value of RMB against US dollars appreciated by 22.0%, from RMB8.1/ $1 to RMB6.33/ $1.

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

Changes in Internal Control Over Financial Reporting

Other than described above, there have been no changes in our internal control over financial reporting during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RISKS RELATING TO OUR BUSINESS

The Company has incurred a significant loss during the nine months ended September 30, 2012 and there is substantial doubt as to our ability to continue as a going concern.

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the continuity of operations and realization of assets and satisfaction of liabilities and commitments in the normal course of business. For the nine months ended September 30, 2012, the Company has incurred a net loss of $871,846 and suffered from working capital deficit of $903,190. The Company plans to obtain the additional capital injection from its shareholders or external financing. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet its obligations on a timely basis. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As discussed in Note 4 of the financial statements, a significant portion of the Company’s operations is derived from and depends upon an agreement with CMO. For the nine-month period ended September 30, 2012, CMO’s $2.64 million revenue represented approximately 37.7% of the Company’s total revenue. The Company is striving to diversify its revenue sources by offering new product lines and seeking acquisition. The Company cannot provide any assurance that it will be successful in achieving sufficient diversification in the near future, if at all.

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

During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2011, management identified significant deficiencies related to our U.S. GAAP expertise, internal audit functions and the absence of Audit Committee, as of that date.  The current staff in the accounting department of the subsidiaries is relatively new to U.S. GAAP and internal control procedures and needs substantial additional training so as to meet with the higher demands of being a U.S. public company.  The significant deficiency in internal audit function is also due to the Company’s lack of sufficient qualified resources to perform internal audit functions.  We have taken steps to address these deficiencies. However, as of the end of the nine-month period ended September 30, 2012, these deficiencies remain, which, in turn, could adversely affect our operations and investor confidence.

RISKS RELATED TO THE MARKET FOR OUR STOCK

 Our common stock is quoted on the OTCQB which may have an unfavorable impact on our stock price and liquidity.

Our common stock is currently quoted on the OTCQB. The OTCQB is a significantly more limited market than any national securities exchange.  The market for our securities is very limited, volatile and characterized by very low trading volumes. The quotation of our shares on the OTCQB may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

We are subject to penny stock regulations and restrictions, which may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions.  As of October 31, 2012, the closing price for our common stock was $0.02 per share and therefore, it is designated a “penny stock.”  As a “penny stock”, our common stock may become subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule”. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses).  For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale.  As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-month period ended September 30, 2012, we made no unregistered sales of our equity securities; nor were there any repurchases of our equity securities during the same period.

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

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS** 101.SCH** 101.CAL** 101.DEF** 101.LAB** 101.PRE**	XBRL Instance XBRL Taxonomy Extension Schema XBRL Taxonomy Extension Calculation XBRL Taxonomy Extension Definition XBRL Taxonomy Extension Labels XBRL Taxonomy Extension Presentation

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
Date: November 14, 2012

	By:	/s/ Yingsheng Li
Yingsheng Li, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2012

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

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS** 101.SCH** 101.CAL** 101.DEF** 101.LAB** 101.PRE**	XBRL Instance XBRL Taxonomy Extension Schema XBRL Taxonomy Extension Calculation XBRL Taxonomy Extension Definition XBRL Taxonomy Extension Label XBRL Taxonomy Extension Presentation

* Filed herewith
** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.